Form 10KSB
period 1996-05-31
ALFA RESOURCES INC
filed 1996-08-29
CIK 354767

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended: May 31, 1996

or   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from: _____ to _____

                       Commission File No. 0-10157

                           ALFA RESOURCES, INC.
             (Name of small business issuer in its charter)

           COLORADO                              84-0846529
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or Organization)

           216 16TH STREET, SUITE 730, DENVER, COLORADO 80202
       (Address of principal executive offices, including zip code)

                             (303) 572-1135
                       (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:

                      COMMON STOCK, $.001 PAR VALUE
                              Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes -X-
No---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $357,874.

To the best of management's knowledge, no purchasers or sales of the issuer's voting stock have occurred, and no market price for such stock has been quoted, in the past 60 days. As a result, the issuer is unable to compute the aggregate market value of the voting stock held by non-affiliates by reference to the price at which the stock was sold, or to the average bid and asked prices of such stock, as of a specified date within the past 60 days.

DOCUMENTS INCORPORATED BY REFERENCE: Registration Statement 2-73526, as amended, is incorporated into Part IV of this Report.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS. Alfa Resources, Inc. ("Alfa" or the "Company"), with its mailing address at 216 16th Street, Suite 730, Denver, Colorado 80202, telephone number (303) 572-1135, was incorporated as a Colorado corporation on January 6, 1981. Granite Alfa Corporation ("Granite Alfa"), a wholly-owned subsidiary, also has the same mailing address and was incorporated as a Colorado corporation on May 27, 1982. Alfa and Granite Alfa were organized for the purpose of engaging in oil and gas exploration, development and production activities. Granite Alfa acts as general partner of one privately-offered limited partnership formed to conduct oil and gas developmental drilling activities. Alfa also owns approximately 80% of the common stock of Meteor Developments, Inc. ("Meteor") which has the same address and telephone number as Alfa.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's activities are confined to oil and gas exploration and development, hence the Company has no industry segment other than the oil and gas business.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

Alfa, through its own interests and through its ownership of controlling positions in subsidiaries is engaged in the business of developing and acquiring oil and gas reserves and produces and sells crude oil and natural gas in the United States. Alfa is no longer involved in acquiring or developing oil and gas revenues. Management's primary objective now is the merger with another company, possibly one seeking a public "shell", which has potential for future growth.

PROPERTY ACQUISITION AND SALES

In the past, Alfa attempted to acquire developed and undeveloped oil and gas properties through the acquisition of leases and other mineral interests or through the acquisition of financially troubled companies.

EQUIPMENT, PRODUCTS AND RAW MATERIALS

Alfa owns no drilling rigs and has done no drilling for several years.

Alfa's principal products are crude oil and natural gas. Crude oil and natural gas are sold to various purchasers including pipeline companies which service the areas in which Alfa's producing wells are located. Alfa's business is seasonal in nature, to the extent that weather conditions at certain times of the year may affect its access to oil and gas properties and the demand for natural gas.

The existence of commercial oil and gas reserves is essential to the ultimate realization of value from properties, and thus may be considered a raw material essential to Alfa's business. The acquisition, exploration, development, production and sale of oil and gas is subject to many factors which are outside Alfa's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other fuels, and the regulation of prices, production, transportation, and marketing by federal and state governmental authorities. Alfa acquired oil and gas properties from landowners, other owners of interests in such
properties, or governmental entities.   For information relating to specific
properties of Alfa, see Item 2. Alfa currently is not experiencing any difficulty in acquiring necessary supplies or services as long as Alfa can pay for the services and supplies nor is it experiencing any difficulty selling its products.

COMPETITION

The oil and gas business is highly competitive. Alfa's competitors include major companies, independents and individual producers and operators. Alfa's numerous competitors throughout the country are larger and have substantially greater financial resources than Alfa. Oil and gas, as a source of energy, must compete with other sources of energy such as coal, nuclear power, synthetic fuels and other forms of alternate energy. Domestic oil and gas must also compete with foreign sources of oil and gas, the supply and avail-ability of which have at times depressed domestic prices. Alfa has an insignificant competitive position in the oil and gas industry.

The general economic conditions in the United States and the recession in the oil and gas industry during the past several years have intensified the search for capital necessary for participation in the oil and gas business. This shortage of capital has had the effect of curtailing the operations of many smaller independent companies with limited resources, including Alfa.

GOVERNMENTAL AND ENVIRONMENTAL LAWS

Alfa's activities are subject to extensive federal, state and local laws and regulations controlling not only the exploration for oil and gas, but also the possible effect of such activities upon the environment. Existing as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Since inception, Alfa has not made any material expenditures for environmental control facilities and does not expect to make any material expenditures during the current and following fiscal year.

EMPLOYEES

As of May 31, 1996, Alfa had two part-time employees and also employs independent consultants as needed.

ITEM 2.   PROPERTIES

(a)  OFFICE FACILITIES.  Alfa's principal offices are located at 216 16th
Street, Suite 730, Denver, Colorado 80202.   Alfa's monthly allocated rent is
$400 per month. Through one of its subsidiaries, Alfa has signed a one year lease, expiring in 1997, relating to approximately 2,000 square feet of office space. Most of the space is subleased to affiliates.

(b) OIL AND GAS PROPERTIES. Alfa and its subsidiaries, hold interests in producing oil and gas leaseholds as of May 31, 1996, as follows:

                    Producing Properties       Non-Producing Properties
                    Gross           Net           Gross            Net
 State              Acres          Acres          Acres           Acres

California            40             1             --              --
Colorado             440            60             --              --
Montana              320            21             --              --
Nebraska             320            80             --              --
New Mexico           640            34             --              --
North Dakota         804             2             --              --
Oklahoma             320            44             --              --
Texas                280             7             --              --
Utah                 200            50             --              --

     Total         3,364           299             --              --
_________________

Net acres represent the gross acres in a lease or leases multiplied by Alfa's working interest in such lease or leases.

(b)(1)(A) PROVED OR PROVED DEVELOPED RESERVES. The following table sets forth the proved developed or proved undeveloped oil or gas reserves accumulated by Alfa and its subsidiaries, for the fiscal years ended May 31, 1996, May 31, 1995, and May 31, 1994. The reserve estimates and related values were prepared by management.

All such reserves are located in the continental United States.

                       1996             1995                1994
                  Oil      Gas     Oil        Gas      Oil       Gas
                 (Bbls)   (MCF)   (Bbls)     (MCF)    (Bbls)    (MCF)
Proved
 Reserves         9,584   1,360   51,218     1,157   143,535     11,905

Proved Devel-
 oped Reserves    9,584   1,360   51,218     1,157   143,535     11,905
________________

No major discovery or other favorable or adverse event has occurred since May 31, 1996, which is believed to have caused a material change in the proved reserves of Alfa.

(b)(2) RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

(b)(3)(a) NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the fiscal years ended May 31, 1996, May 31, 1995, and May 31, 1994.

                            1996           1995         1994

     Oil (Bbls)            7,616          17,581       39,156
     Gas (MCF)             1,042           6,191        4,577

The following table sets forth the average sales price and production cost per unit of production for the fiscal years ended May 31, 1996, May 31, 1995, and May 31, 1994.

                                        1996       1995      1994
     Average Sales Price:  Per
      Equivalent Barrel of Oil         $16.78     $15.57    $15.26

     Average Production (Lifting)
      Costs: Per Equivalent
      Barrel of Oil                    $13.37     $14.13    $17.63

During the periods covered by the foregoing tables, Alfa was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Alfa acted as a producer.

(b)(4) PRODUCTION WELLS AND ACREAGE. The following table sets forth Alfa's and its subsidiaries total gross and net productive oil and gas wells and developed acreage as of May 31, 1996:

A.  PRODUCTIVE WELLS<FN1>

                           OIL                          GAS
 State            Gross<FN2>       Net<FN3>    Gross<FN2>   Net<FN3>
California         --               --           8            .13
Colorado           --               --           5            .53
Montana             1              .07          --             --
Nebraska            2              .50          --             --
New Mexico          4              .21          --             --
North Dakota        6              .15          --             --
Oklahoma            8             1.09          --             --
Texas               8              .18          --             --
Utah               --               --           2            .50
     Total         29             2.20          15           1.16
_________________

<FN1>
Productive wells are producing wells and wells capable of production including wells that are shut in.
<FN2>
A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
<FN3>
A net well is deemed to exist when the sum of fractional ownership working interests owned in gross wells equals one. The number of net wells is the sum of the fractional ownership working interests owned in gross wells, expressed in whole numbers and fractions thereof.

B.   DEVELOPED ACREAGE.

        State                Gross        Net<FN1>
     California                 40           1
     Colorado                1,440          60
     Montana                   320          21
     Nebraska                  320          80
     New Mexico                640          34
     North Dakota              804           2
     Oklahoma                  320          44
     Texas                     280           7
     Utah                      200          50
           Total             3,364         299
        ____________

<FN1>
A net acre is deemed to exist when the sum of the fractional ownership working interest owned in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(b)(5) UNDEVELOPED PROPERTIES. Alfa and its subsidiaries had no interest as of May 31, 1996 in undeveloped properties.

Alfa's oil and gas properties are in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations. Alfa believes that its methods of investigating are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves.

(b)(6) DRILLING ACTIVITY. Alfa drilled no productive or dry exploratory and development wells during the fiscal years ended May 31, 1996 and May 31, 1995.

(b)(7) DELIVERY COMMITMENTS. Alfa is not obligated to provide a fixed and determinable quantity of oil and gas in the future pursuant to existing contracts or agreements.

ITEM 3.  LEGAL PROCEEDINGS.

In 1996, the Company settled its litigation brought by the Natural Resources Commission of the State of Indiana for $10,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year covered by this Annual Report, no matter was submitted to a vote of Alfa's security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.  MARKET FOR ALFA'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

The Common Stock of Alfa has been traded over-the-counter since January 4, 1982. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, who do not include retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of Alfa is minimal.

        Quarter Ended             Bid High       Bid Low

     August 31, 1994               No Bid         No Bid
     November 30, 1994             No Bid         No Bid
     February 28, 1995             No Bid         No Bid
     May 31, 1995                  No Bid         No Bid
     August 31, 1995               No Bid         No Bid
     November 30, 1995             No Bid         No Bid
     February 28, 1996             No Bid         No Bid
     May 31, 1996                  No Bid         No Bid

The number of record holders of Common Stock of Alfa as of August 26, 1996, was approximately 560. Additional holders of Alfa's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No common stock dividends have been declared to date by Alfa, nor does Alfa anticipate declaring and paying common stock cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses in prior years, and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At May 31, 1996, the Company had a working capital deficit in the amount of $309. Management has sold assets and settled liabilities of its subsidiary, with the intent to liquidate the subsidiary over time. Management's intent is to use the Company as a merger candidate.

Some current production revenue is currently being withheld by operators to liquidate operators' liens for trade payables and this situation is expected to continue through fiscal 1997. Management intends to use unencumbered production revenue and other sources, such as sales proceeds, to meet reduced administrative costs and continue in operation, but this cannot be assured. A decrease in the price of oil could cause operations to cease within a short period of time. If the Company is not able to sell assets or production and to settle its debts, the Company may not be able to continue in business.

Cash flows provided by (used in) operations for the fiscal years ended May 31, 1996, and 1995, were ($112,985) and $2,955 respectively. Cash flow used during the last fiscal year is principally due to the settlement of payables for property sales and the increase in related-party (collected after year-end) receivables.

Sale of oil, gas and mineral properties provided $9,966 in cash flow in 1996 and $86,260 cash flow in 1995. Sale of marketable securities provided $-0- in 1996 and $5,817 in 1996. These proceeds were used to purchase oil and gas equipment of $346 and to settle liabilities and reduce the working capital deficit.

Alfa sells most of its oil production to major oil companies. However, in the event these purchasers discontinued oil purchases, Alfa has made contact with other purchasers who would purchase the oil.

Alfa's past strategy has been the merger with or acquisition of other small independent oil and gas production companies and the acquisition of interests in producing oil and gas properties in exchange for cash and shares of Alfa's equity securities. Alfa's current financial position makes it extremely difficult to accomplish this business plan. Alfa's long-term needs, if it is able to overcome its current financial deficit, will depend on Alfa's ability to find a suitable merger candidate.

RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 1996 COMPARED TO MAY 31, 1995

Oil and gas sales decreased 54% to $129,598 in 1996 from $284,383 in 1995. This decrease is mainly due to the elimination of production from the Crossroads, Martin and Glenrock fields. Equivalent barrels of oil produced decreased 58% to 7,732 in 1996 from 18,269 in 1995, the price of which increased 8% to $16.78 in 1996 from $15.57 in 1995. Gain on sale of property increased to $210,602 in 1996 compared to $38,839 in 1995, due to property sales to settle payables. Other revenues decreased 74% to $17,674 in 1996 from $68,972 in 1995, due primarily to the sale of the mineral overriding royalty in 1995 and the mid-year elimination of administrative services provided by the Company. These decreases are expected to continue in 1997, primarily because of the sale of properties in 1996, such as the Glenrock field which had produced about 56% of the companies oil and gas sales in 1996.

Production expenses decreased 60% to $103,272 in 1996 from $257,978 in 1995. This decrease is due to shutting in or selling existing properties. The cost of production per equivalent barrel of oil produced decreased to $13.37 in 1996 from $14.13 in 1995. General and Administrative expenses increased to $93,823 in 1996 from $90,771 in 1995. Depletion, depreciation and amortization has decreased to $16,362 in 1996 from $156,539 in 1995. This decrease is due to sale of reserves. Interest expense decreased to $14,923 in 1996 compared to $25,953 in 1995, as the amortization of debt discount was eliminated when the related notes payable were extinguished upon transfer of the property which financed their repayment, which resulted in a gain on extinguishment of debt of $365,814.

Alfa had a net income of $415,689 in 1996 compared to a net loss of ($133,240) in 1995 as a result of the above factors, but, as noted above, this did not result in cash flow to the Company. However, no income is expected in the next year.

EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by Alfa and Meteor fluctuated significantly during the last year. Changes in the price that Alfa receives for its oil and gas is set by market forces beyond Alfa's control as well as governmental intervention. The recent volatility and uncertainty in oil and gas prices make it more difficult for a company like Alfa to increase its oil and gas asset base and become a significant participant in the oil and gas industry, and can cause it to cease operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at Pages F-1 through F-13 hereof.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a) IDENTIFICATION OF DIRECTORS. The following table sets forth the names and ages of all Directors of Alfa as of August 26, 1996, indicating all positions and offices with Alfa held by each such person, and any periods during which he has served as a Director.

                                                     Period Served as
   Name                       Position               Director of Alfa

H. Wayne Hoover               Director            January, 1984 to Present

C.L. Nordstrom                Director            January, 1981 to Present

Edward J. Names               Director            September, 1989 to Present

Alfa's Directors hold office until the next annual meeting of Alfa's shareholders. There is no arrangement or understanding between any Director of Alfa and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for Director.

IDENTIFICATION OF EXECUTIVE OFFICERS. The following table sets forth the names and ages of all Executive Officers of Alfa, indicating all positions and offices with Alfa held by each such person, and the period during which he has served as such.

                           All Offices          Period Served as
     Name           Age    With Company         Officer of Alfa

C.L. Nordstrom      77     President        December, 1995 to Present

H. Wayne Hoover     53     Secretary        August, 1987 to Present

Dennis R. Staal     48     Treasurer        September, 1992 to Present

Alfa's Executive Officers hold office until the next annual meeting of Directors of Alfa. There is no arrangement or understanding between any Executive Officer and any other person or pursuant to which such Executive Officer was selected as an Officer of Alfa.

BUSINESS EXPERIENCE. Following is a brief account of the business experience during the past five years of each Director and Executive Officer of Alfa indicating his principal occupation and employment during that period, and, the name and principal business of any organization in which such occupations and employment were carried on.

H. WAYNE HOOVER, 53, a Director since January, 1984, and Secretary since August, 1987, is a certified public accountant and received a Bachelors Degree in Accounting from Colorado State University in 1969. Since 1969, Mr. Hoover has been engaged in a public accounting practice in Greeley, Colorado. Currently, Mr. Hoover is an officer in Hoover, Harris & Co., P.C., CPA's, a Public Accounting Firm. Mr. Hoover's practice involves all aspects of public accounting including auditing, management advisory services, tax planning and tax return preparation.

C.L. NORDSTROM, 77, President and a director, has been a Director of Alfa since its inception in 1981 and President since December, 1995. From June 1979 to March 1994, Mr. Nordstrom was a Director of Winco Petroleum Corporation, a publicly-held Colorado corporation engaged in oil and gas exploration and development. Since 1973, Mr. Nordstrom has been self-employed as a private investor. From 1970 until 1973, Mr. Nordstrom served as Manager of Operations for the Rocky Mountain District for Champlin Petroleum Company, a subsidiary of Union Pacific Railroad Company, including Petroleum Engineer and Division Petroleum Engineer with the Rocky Mountain Division. Mr. Nordstrom received a Bachelor of Science Degree in Geology and Engineering from Montana School of Mines in 1947.

EDWARD J. NAMES, 44, a Director received a Bachelor of Arts Degree in Economics from the University of Colorado in 1973 and a Juris Doctorate from the University of Denver, 1980. Mr. Names was associated with the law firm of Nelson & Harding, Denver, Colorado, from 1980 to 1981, and the law firm of Schmidt, Elrod, & Wills, Denver, Colorado, where he practiced corporate and securities law and became a Partner in that firm in October, 1982. Mr. Names became President of Alfa on May 1, 1983, and served as a Director of Alfa from May 1, 1983 until January 11, 1984, and then was reappointed in September, 1989. Mr. Names was also a shareholder and a Director of Matter & Names, P.C., from February, 1984 through March, 1985. Mr. Names was Chairman of the Board, President and a Director of Petro Quest, Inc. from December, 1985 until May 1986 (the period during which Alfa controlled the Company). Between November 1, 1986 and February 1994, Mr. Names worked half time for the Company as well as practicing law half time. From 1988 to 1992, Mr. Names was Special Counsel to the law firm of Wills and Sawyer, P.C., Denver, Colorado. In January 1993, Mr. Names began practicing law as a sole practitioner. In February 1994, Mr. Names became employed full time as Chief Executive Officer of Meteor Industries, Inc., an S.E.C. reporting company.

DENNIS R. STAAL, 48, Treasurer, is a graduate of the University of Nebraska, where he received a Bachelor of Science degree in Business Administration in 1970. From 1970 through 1973, he was a CPA with Arthur Andersen and Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President from 1979 to 1981. Form 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984 he was Chief Financial Officer of High Plains Genetics, Inc. Form 1984 through 1986, Mr. Staal was a Financial Consultant. From 1986 to 1991 Mr. Staal was Director and President of Saba Petroleum Company. Mr. Staal is a Director of Mystique Developments, Inc., an S.E.C. reporting company. Mr. Staal is also the owner and president of Mystique Resources Company, which owns 46% of Mystique Developments, Inc. Mr. Staal is Secretary/Treasurer and director of Meteor Industries, Inc., an S.E.C. reporting company.

(b) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES. Alfa does not employ persons, other than the above-named President and Secretary/Treasurer, who make or are expected to make significant contributions to the business of Alfa. Meteor Developments, Inc. employed two persons, including the Secretary/Treasurer in fiscal 1996, but now has no employees.

(c) FAMILY RELATIONSHIPS. There is no family relationship between any Director or Executive Officer of Alfa (there currently are no persons chosen to become Directors or Executive Officers).

(d) DIRECTORSHIPS. Except as described above, Alfa has no Director who is also a director of any other company with a class of securities registered pursuant to Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. No event has occurred during the past five years which is material to any evaluation of the ability or integrity of any Director.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely on a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year, no persons who were either a director, officer, beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information regarding the executive compensation for the Company's President and chief financial officer. No executive officer received compensation in excess of $100,000 for the fiscal year ended May 31, 1996.

                        SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION
NAME AND PRINCIPAL                                        OTHER ANNUAL
     POSITION               YEAR     SALARY     BONUS     COMPENSATION

C.L. Nordstrom,             1996     $ 2,400     -0-          -0-
 President

Dennis R. Staal,            1996     $17,431     -0-          -0-
 Treasurer

                                           LONG-TERM COMPENSATION
                                          AWARDS           PAYOUTS    ALL
                                 RESTRICTED     OPTIONS/              OTHER
NAME AND PRINCIPAL               STOCK          SARs        LTIP      COMPEN-
     POSITION            YEAR    AWARDS        (NUMBER)    PAYOUTS    SATION

C.L. Nordstrom,          1996      -0-           -0-         -0-       -0-
 President

Dennis R. Staal,         1996      -0-           -0-         -0-       -0-
 Treasurer

COMPENSATION PURSUANT TO PLANS. Alfa has two stock option plans in effect as of September 1, 1995, its "Amended Incentive Stock Option Plan" (ISOP) and its "1982 Bargain Stock Option Plan" (BSOP). Under the ISOP, the exercise price of the options granted must be at least equal to the market value of Alfa stock at the time of grant and under the BSOP the exercise price must be at least $.12 per share. A total of 5,000,000 shares of Alfa's Common Stock has been reserved for issuance pursuant to the ISOP and 8,000,000 shares of Alfa's Common Stock has been reserved for issuance under the BSOP. As of August 6, 1996, the only options issued have been issued to Edward J. Names pursuant to the ISOP in the amount of 4,000,000 shares, 2,000,000 exercisable at $.004 per share and 2,000,000 at $.002 per share. All 4,000,000 options are currently vested. These options are exercisable for a period of five years or three months after an employee terminates his employment with Alfa, whichever is sooner. Additional options have been issued to the officers of Meteor, but have expired. For additional information, see Footnote 3 to the Company's financial statements.

No other compensation was paid or distributed pursuant to a plan during fiscal year ended 1996. Alfa has no other plans in existence other than those described herein.

COMPENSATION OF DIRECTORS. The Directors of Alfa who do not receive annual salaries from Alfa, receive fees of $350 per Board Meeting attended in person, and reimbursement for travel expenses. These fees may be increased or decreased from time to time by a majority vote of the Board of Directors. In addition, any Director who presents a prospect to Alfa which is acceptable to a majority of disinterested Board members or if a Director substantially assists in the sale of a Company property the Board may grant such a Director an overriding royalty interest, and/or pay such a Director a commission or finder's fee in varying amounts on a case-by-case basis. Commissions, if paid, are a minimum of two percent of the purchase or sale price of the property. Other than the fees mentioned above, no consulting fees, finder's fees or commissions were paid to Directors of Alfa during the fiscal year ended May 31, 1996. (See also Item 13(a), Transactions With Management and Others.)

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT. Alfa has no compensation plan or arrangement with any of its current or former Officers or Directors which results or will result from the resignation, retirement or any other termination by such individual of employment with Alfa.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth the number and percentages of shares of Alfa's $.001 par value Common Stock (its only class of voting securities) owned beneficially by any person, who as of August 26, 1996, is known to Alfa to be the beneficial owner of 5% or more of the issued and outstanding Common Stock other than the Officers and Directors listed below.

                                        Amount & Nature
                  Name & Address        of Beneficial     Percent
Title of Class        of Beneficial Owner        Ownership         of Class
$.001 Par             Paul Roebling A Trust      10,330,000<FN1>    23.0%
Value Common          c/o Bank of New York
Stock                 530 5th Avenue
                      New York, NY 10021

$.001 Par             Edward J. Names             7,458,000<FN2>   16.6%<FN3>
Value Common          216 16th Street, #730
Stock                 Denver, CO 80202
_____________

<FN1>
Includes 2,000,000 shares held in the name of the estate of Paul Roebling individually and 8,330,000 shares in the name of Paul Roebling A Trust.
<FN2>
Includes Incentive Stock Options to purchase 4,000,000 shares of common stock which are currently exercisable.
<FN3>
Calculated as if the options owned by Mr. Names are exercised.

(b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth the number of percentage of shares of Company's $.001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of Alfa, and by all Directors and Officers of Alfa as a group, as of August 26, 1996:

   Name of                Amount and Nature of               Percent
Beneficial Owner          Beneficial Ownership<FN1>          of Class
Edward J. Names               7,458,000<FN2>                 16.6%<FN3>

C.L. Nordstrom                  891,500                       2.0%

Dennis R. Staal               2,000,000                       4.5%

H. Wayne Hoover                 550,000                       1.2%

All Officers and
Directors as a Group
(4 Persons)                  10,899,500                      24.2%<FN3>
_______________

<FN1>
Each of the individuals named own all of the shares listed of Alfa's Common Stock directly and of record unless otherwise indicated.
<FN2>
Includes Incentive Stock Options for 4,000,000 shares, 2,000,000 exercisable at $.004 per share and 2,000,000 exercisable at $.002 per share, which are currently exercisable.
<FN3>
Calculated as if the vested options owned by Mr. Names are exercised.

(c) CHANGES IN CONTROL. There are no arrangements, known to the Company, including any pledge by any person of securities of Alfa or any of its parents, the operation of which may at a subsequent date result in a change of control of Alfa.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. No Director or Officer of Alfa, nominee for election as a Director, security holder who is known to Alfa to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a director or officer of any parent or subsidiary of Alfa, has had any transaction or series of transactions exceeding $60,000, during Alfa's last two fiscal years, or has any presently proposed transaction, to which Alfa was or is to be a party, in which any of such persons had or is to have any direct or indirect material interest.

As a matter of policy, directors who are not employees of the Company may receive finder's fees or commissions if they present a property or prospect to the Company which is considered acceptable to a majority of disinterested board members. Such commissions or finder's fees will be determined on a case by case basis if a transaction is consummated with regard to such prospect or property.

In fiscal year 1992, the Company's chief financial officer, acting through another corporation, formed a company called Meteor Developments of Indiana, Inc. ("MDI"), which contracted with various parties to operate certain oil and gas properties in Indiana. MDI then contracted with Alfa's subsidiary to provide certain operating services. In September 1992, the chief financial officer sold his shares in MDI to an unrelated third party. In August, 1994, Alfa's subsidiary and the Company's president and chief financial officer were named as defendants, with several other parties, in litigation brought by the Natural Resources Commission of the State of Indiana. Generally, Alfa's subsidiary and the Company's officers were named because of assumed associated with and control over MDI, which was alleged to have improperly maintained and abandoned certain oil wells in Indiana. The lawsuit was settled by payment of $10,000 in fiscal 1996.

In 1994, a Company's director and the chief financial officer organized a corporation ("Industries") which sublets office space from Alfa's subsidiary and through December 31, 1995, was allocated certain overhead charges. Rental and overhead charges to this company amounted to $25,982 and $33,892 in fiscal 1996 and 1995, respectively. At May 31, 1996, Industries and a subsidiary were indebted to Alfa's subsidiary for $35,126, which was collected in July, 1996 Additionally, Alfa's subsidiary received $1,275 and $1,200 from Yellow Queen (a corporation in which the Company's president, chief financial officer and its former president have ownership) for rent in 1996 and in 1995.

Saba Petroleum Company ("Saba") previously served as operator for certain of the Company's oil and gas properties, and holds 240,875 shares of Alfa's Series A preferred stock. In 1995, Alfa's subsidiary loaned $95,000 to Capco Resources Ltd. ("CAPCO"), Saba's parent company, to partially finance CAPCO's purchase of shares in "Industries." This loan, which was guaranteed by Alfa's president and chief financial officer, was repaid with interest in July, 1995.

In fiscal 1996, Alfa and Alfa's subsidiary sold their interests in a producing unit in Wyoming (which accounted for 56% of oil and gas sales in 1996, and $11,854 of $26,326 in net income from oil and gas operations) to Yellow Queen for $8,400 in cash and a receivable of $1,300. Additionally, this transaction relieved Alfa and Alfa's subsidiary of future dismantlement costs, which were being accrued over the productive life of the unit, and for which $33,048 had been accrued at May 31, 1995. The purchase price was based on the purchase by Yellow Queen of Phillip 66's interest in the South Glenrock "B" Unit which also included a tract which Alfa and its subsidiary did not have an interest in. Alfa and its subsidiary also sold their interest in two producing leases which were outside the unit. Therefore, an exact similar interest was not available to base the purchase price on; however, the Board of Directors considered the facts and believed the purchase price was objectively determined and due to the relatively small nature of the transaction did not obtain an independent evaluation of the property.

In January, 1996, Alfa's subsidiary's employees became employees of Industries. Alfa pays its president and former president, its only two employees, nominal amounts for their part-time services. At May 31, 1996, the Company and Alfa's subsidiary were indebted to Industries in the amount of $11,545 and $2,266, respectively, for services rendered.

(b)   TRANSACTIONS WITH PROMOTERS.  Not applicable.

(c) CERTAIN BUSINESS RELATIONSHIPS. H. Wayne Hoover, a member of Alfa's Board of Directors and its Secretary, is a partner of SHF Partnership, which is an investment partnership. SHF Partnership, was a co-working interest owner and SHF Operating Company was the operator of certain of Alfa's oil and gas properties located in Weld County, Colorado. Alfa sold or promoted this working interest to SHF Partnership on terms which in the judgment of Alfa's Board of Directors were at least as favorable as could be obtained from unaffiliated third parties. As a co-working interest owner, SHF Partnership had participated in the drilling of approximately seven wells in which Alfa has or had an interest.

(d) INDEBTEDNESS OF MANAGEMENT. Except as described above, no Director or Executive Officer of Alfa, nominee for election as a Director, any immediate family member of the above, any affiliated corporation, organization, trust or estate was indebted to Alfa in excess of $60,000 at any time since the beginning of Alfa's last fiscal year.

(e)   TRANSACTIONS WITH PROMOTERS.  Not applicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

    (a) 1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:
                                                                    PAGE(S)

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . .F-1

Consolidated Balance Sheet as of May 31, 1996. . . . . . . . . . . . .F-2

Consolidated Statements of Operations for the years ended
May 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the years ended May 31, 1996 and 1995. . . . . . . . .F-4 - F-6

Consolidated Statements of Cash Flows for the years ended
May 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .F-8 - F-20

     (a) 2. FINANCIAL INFORMATION SCHEDULES. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER        DESCRIPTION                           LOCATION

 3.      Articles of Incorporation   Incorporated by reference to Exhibits 4
         and Bylaws                  and 5 to the Company's Registration
                                     Statement (No. 2-73529)

 3.1     Articles of Amendment       Incorporated by reference to the Com-
                                     pany's Annual Report on Form 10-K for the fiscal year ended May 31, 1984

 3.2     Articles of Amendment       Incorporated by reference to the Com-
                                     pany's Annual Report on Form 10-K for the fiscal year ended May 31, 1985

 4.      Instruments Defining the    See Exhibit 3. above
         Rights of Security Holders,
         Including Indentures

10.01    Employment Agreement be-    Incorporated by reference to Exhibit 14
         tween the Company and       to the Company's Registration Statement
         Ilyas Chaudhary             (No. 2-73526)

10.02    Stock Option Plan           Incorporated by reference to Exhibit 16
                                     to the Company's Registration Statement
                                     (No. 2-73526)

10.03    Amended Stock Option Plan   Incorporated by reference to the Com-
         dated May 26, 1982          pany's Annual Report on Form 10-K for the
                                     fiscal year ended May 31, 1983

10.04    Bargain Stock Option Plan   Incorporated by reference to the Com-
         dated May 26, 1982          pany's Annual Report on Form 10-K for the
                                     fiscal year ended May 31, 1983

10.05    Employment Agreement be-    Incorporated by reference to the Com-
         tween Alfa and William G.   pany's Annual Report on Form 10-K for the
         Kimball                     fiscal year ended May 31, 1983

10.06    Option Agreement between    Incorporated by reference to the Com-
         tween the Company and       pany's Annual Report on Form 10-K for the
         William G. Kimball          fiscal year ended May 31, 1983

10.07    Employment Agreement be-    Incorporated by reference to the Com-
         tween Alfa and Michael G.   pany's Annual Report on Form 10-K for the
         Langton                     fiscal year ended May 31, 1983

10.08    Option Agreement between    Incorporated by reference to the Com-
         tween the Company and       pany's Annual Report on Form 10-K for the
         Michael G. Langton          fiscal year ended May 31, 1983

10.09    Employment Agreement be-    Incorporated by reference to the Com-
         tween Alfa and Edward G.    pany's Annual Report on Form 10-K for the
         Names                       fiscal year ended May 31, 1983

10.10    Option Agreement between    Incorporated by reference to the Com-
         tween the Company and       pany's Annual Report on Form 10-K for the
         Edward G. Names             fiscal year ended May 31, 1983

10.11    Employment Agreement be-    Incorporated by reference to the Com-
         tween Alfa and Theodore E.  pany's Annual Report on Form 10-K for the
         Dann                        fiscal year ended May 31, 1983

10.12    Stock Purchase Agreement    Incorporated by reference to Exhibit B to
         between Alfa and Petro      Schedule 13d filed by Alfa on or about
         Quest, Inc.                 February 12, 1986

10.13    Purchase Agreement between  Incorporated by reference to Exhibit 1 to
         Alfa and Bordeaux Petro-    Form 8-K filed by Alfa in March, 1991
         leum Corporation dated
         February 28, 1991

10.14    Stock Purchase Agreement    Incorporated by reference to Exhibit 2 to
         between Alfa and Meteor     Form 8-K filed by Alfa in March, 1991
         Developments, Inc.

22.      List of Subsidiaries        Incorporated by reference to the Com-
                                     pany's Annual Report on Form 10-K for the fiscal year ended May 31, 1983

23.      Consent of William G.       Attached
         LaJoie, P.C.

27.      Financial Data Schedule     Filed herewith electronically

28(a)    Stock Purchase Agreement    Incorporated by reference to Exhibit
         between Ilyas Chaudhary     28(a) to Form 8-K filed by Alfa on or
         and Edward J. Names         about May 31, 1983


28(b)    Voting Agreement between    Incorporated by reference to Exhibit
         Bushra Chaudhary and        28(b) to Form 8-K filed by Alfa on or
         Edward J. Names             about May 31, 1983

28(c)    Stock Subscription Agree-   Incorporated by reference to Form 8-K
         ment between the Company    filed by Alfa on or about ___________
         and Paul Roebling A Trust

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of the year ended May 31, 1996.

                              WILLIAM G. LAJOIE, P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                      5951 SOUTH MIDDLEFIELD ROAD, SUITE 100
                             LITTLETON, COLORADO 80123
                                  (303) 798-9972






                           INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Alfa Resources, Inc.


I have audited the accompanying consolidated balance sheet of Alfa Resources, Inc., as of May 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion the consolidated financial statements referred to above present fairly in all material respects, the financial position of Alfa Resources, Inc., as of May 31, 1996, and the results of its operations and its cash flows for the years ended May 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses in 1995 and prior years, has sold most of its oil and gas properties and has no working capital, the effects of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





William G. Lajoie., P.C.
Littleton, Colorado
August 15, 1996

                              ALFA RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1996


                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $   29,790
 Accounts receivable-trade, net of
  allowance for bad debts of $52,245 (notes 5 and 6)     43,472
 Other receivables                                        4,997

     Total current assets                                78,259

 Oil and gas properties, using the full cost
   method (notes 4 and 7)                             1,441,535
 Less - depletion, depreciation, and
   amortization and valuation allowance              (1,409,022)

                                                         32,513

 Other assets                                             9,038

     TOTAL ASSETS                                     $ 119,810


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable (note 6)                            $  42,335
 Dividends payable (Note 8)                              26,463
 Accrued expenses                                         9,770

     Total current liabilities                           78,568

 Minority interest                                       69,619

Commitments and contingencies (Notes 5 and 9)

 Stockholders' equity (deficit) Notes 3 and 8):
   Preferred stock, $1.00 par value; authorized
   10,000,000 shares; 240,875 shares issued and
   outstanding                                          240,875

 Common stock, $.001 par value; authorized
   150,000,000 shares; issued and outstanding
   44,865,212 shares                                     44,865
 Additional paid-in capital                           2,409,636
 Accumulated deficit                                 (2,723,753)

     Total stockholders' equity (deficit)               (28,377)

     TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                           $   119,810


The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MAY 31, 1996 AND 1995


                                                1996            1995

REVENUES:
 Oil and gas sales                           $  129,598       $  284,383
 Gain on sale of oil and mineral
   properties                                   210,602           38,829
 Gain on sale of securities                          --            5,817
 Management fees                                 13,730           31,289
 Production royalties                                --           36,314
 Interest and other income                        3,944            1,369

                                                357,874          398,001

EXPENSES:
 Production                                     103,272          257,978
 General and administrative (Note 6)             93,823           90,771
 Depletion, depreciation and amortization        16,362          156,539
 Interest                                        14,923           25,953
 Litigation settlement (Note 6)                  10,000               --

                                                238,380          531,241

 Income (Loss) before minority interest
  and extraordinary item                        119,494         (133,240)

 Minority interest                               69,619               --

Net income (loss) before extraordinary item      49,875         (133,240)

 Extraordinary item - debt extinguishment       365,814               --

     NET INCOME (LOSS)                       $  415,689       $ (133,240)

Net income (loss) per share, before
 extraordinary item                          $        *       $        *

Net income per share from extraordinary
 item                                        $      .01       $       --

Net income (loss) per share                  $      .01       $        *

Weighted average shares outstanding          44,865,212       44,865,212

   *less than $(.01) or $.01  per share








The accompanying notes are an integral part of the financial statements

                              ALFA RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MAY 31, 1996 AND 1995

                                                          Additional
                       Preferred Stock    Common Stock      Paid In
Accumulated
                      Shares     Amount  Shares    Amount   Capital
Deficit
Balance May 31, 1994  240,875  $240,875 44,865,212 $44,865 $2,409,636
$(3,006,202)

Net loss                   --       --         --       --        --
(133,240)

Balance May 31, 1995  240,875  $240,875 44,865,212 $44,865 $2,409,636
$(3,139,442)

Net income                 --       --         --       --        --
415,689

Balance May 31, 1996  240,875 $240,875 44,865,212 $44,865 $2,409,636
$(2,723,753)


































The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MAY 31, 1996 AND 1995


                                                      1996          1995

Cash provided by (used in) operations
 Net Income (loss)                                  $415,689     $(133,240)
  Adjustments to reconcile to cash provided
    by operations:
   Gain attributable to minority interests            69,619            --
   Amortization of debt discount                      14,923        25,588
   Debt extinguishment                              (365,814)           --
   Depletion, depreciation and amortization           16,362       156,539
   Gain on sale of mineral properties               (210,602)      (38,829)
   Gain on sale of marketable securities                  --        (5,817)
   Impairment of other assets                             4,284            --
 (Increase) decrease in receivables                  (14,305)       15,787
 (Decrease) in accounts payable                      (41,235)      (15,929)
 (Decrease) in accrued expenses                       (1,906)       (1,144)

      Cash provided by (used in) operations         (112,985)        2,955

Cash provided by (used in) investing activities:

   Proceeds from sale of marketable securities            --         5,817
   Purchase of oil and gas equipment                    (346)           --
   Proceeds from sale of oil & gas properties          9,966        46,260
   Proceeds from sale of mineral override                 --        40,000

      Cash provided by investing activities            9,620        92,077

Net increase (decrease) in cash and cash
 equivalents                                        (103,365)       95,032

Cash and cash equivalents, beginning of year         133,155        38,123

Cash and cash equivalents, end of year              $ 29,790      $133,155

Supplemental information:

(1) There were no income taxes or interest paid in 1996 or 1995.

(2) Non-cash transactions

      $302,717 of oil and gas properties were sold for settlement of trade payables and elimination of accruals for future dismantlement costs of $149,169 and $153,548, respectively. Additionally, in conjunction with the disposal of certain oil properties, notes payable to un-related parties solely from overriding royalties were extinguished in the amount of $365,814.





The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION AND BASIS OF ACCOUNTING

The financial statements include the accounts of Alfa Resources, Inc., (Alfa or the Company); its wholly owned subsidiary, Granite Alfa Corporation; and an 80% owned subsidiary, Meteor Developments, Inc. (Meteor, Alfa's subsidiary).

The accompanying financial statements have been prepared on the basis of a going concern. However, the Company has depleted its working capital because of past operating losses, and has experienced the loss of production income because most of its oil and gas properties have been sold. At May 31, 1996, the Company had a working capital deficit in the amount of $309. Certain current production revenue is being withheld by operators to liquidate trade payables, and this situation is expected to continue through much of fiscal year 1997. Management intends to use unencumbered production revenue and other sources to meet reduced administrative costs and continue in operation, but this cannot be assured. A decrease in the price of oil or other unexpected circumstances could cause operations to cease within a short period of time.

As disclosed elsewhere, management has sold all of Meteor's oil and gas properties, with the intent to liquidate Meteor over time. Management has also sold some of Alfa's properties, with the intent to use it as a merger candidate.

OIL AND GAS ACCOUNTING

The Company and its subsidiaries account for oil and gas properties using the "full cost" method. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized, including costs of unsuccessful activities. Oil and gas properties are depleted using the units-of-production method based on the ratio of current period production to estimated proved oil and gas reserve quantities. No gain or loss resulting from the disposition of oil and gas properties is recognized unless the relationship between capitalized costs and reserves in the cost center is significantly changed.

In 1996, Alfa's subsidiary assigned its interest in its remaining oil properties and recognized a gain on sale of $210,602. Consideration received included cash, settlement of trade payables, and elimination of accrued dismantlement costs.

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the years ending May 31, 1996 and 1995.

Revenue from oil and gas production is recognized upon sale to unaffiliated purchasers.

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995
                                 (Continued)

OFFICE FURNITURE AND EQUIPMENT

The Company depreciated furniture and equipment over its estimated useful life (generally seven years) using an accelerated method. As of May 31, 1996, all furniture and equipment have been fully depreciated.

CASH EQUIVALENTS

Cash equivalents include money-market accounts or other highly-liquid debt instruments with an original maturity of three months or less. At May 31, 1996, cash equivalents included money-market accounts of $28,504.

MAJOR CUSTOMERS

The Company had major purchasers of oil in 1996 and 1995 as follows;

                   PURCHASER       1996         1995

                       A            56%          36%
                       B            18%          30%
                       C            --%          15%
                       D            27%          --%
                       E            11%          --

The Company has sold its properties whose production was purchased by Purchaser A (see Note 6).

MINORITY INTEREST

The minority interest in Alfa's subsidiary's common stock (approximately 20%) was reduced to zero in fiscal year 1995 in recognition of its share of Alfa's subsidiary's net loss to that extent, but was not reduced below zero since there is no guarantee of debt or commitment to contribute additional capital by the minority shareholders. In fiscal year 1996, the minority interest increased by $69,619 in recognition of its share of current year income and to record its share of previously unrecognized losses.

USE OF ESTIMATES

Preparation of financial statements in accordance with generally accepted
accounting principles requires the use of estimates.   The unaudited oil and
gas reserve estimates prepared by management should be considered as reasonably possible to change, such as indicated in Note 7, which can affect depletion and the net carrying value of oil and gas properties.

INCOME (LOSS) PER SHARE

For the years ended May 31, 1996, and 1995, income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the year. Shares issued to insiders are considered to be outstanding from the beginning of the fiscal year issued. Common stock equivalents represented by options are not included as shares outstanding if their effect is antidilutive, or if estimated market value has not exceeded exercise price.
                               F-7

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995
                                 (Continued)

2.  INCOME TAXES

The Company and its subsidiaries file a consolidated income tax return. Investment tax credits were accounted for using the flow-through method. In fiscal 1995, the principal timing differences related to accrued future dismantlement costs of $87,300 for financial statement purposes and amortization of a previous ceiling adjustment for tax purposes of $111,600. In 1996, the remaining ceiling adjustments of approximately $248,600 and the accrued dismantlement costs are considered to have reversed upon disposal of oil and gas properties. Due to uncertainty as to whether the Company will continue as a going concern and realize its net deferred tax asset, the Company has established a valuation allowance for its entire amount.

Deferred income taxes and benefits reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax laws. The significant items comprising the Company's deferred tax assets are as follows:

                                                    1996          1995

     Operating loss carryforwards                 $1,007,800   $  979,100
     Full cost ceiling limitation adjustments            --       97,000

          Total                                  $1,007,800   $1,076,100

A change in majority ownership of the Company will significantly limit the amount of the net operating loss which may be used.

As of May 31, 1996, the Company had available estimated tax operating loss carryovers which expire as follows:

  Originating Year              Carryover           Expiration

      1982                     $   77,800               1997
      1983                        640,400               1998
      1984                        187,600               1999
      1985                        238,000               2000
      1986                         86,500               2001
      1987                        283,400               2002
      1988                        147,400               2003
      1989                        108,600               2004
      1990                        192,600               2005
      1991                         87,400               2006
      1994                        377,000               2009
      1995                        157,500               2010

                               $2,584,200

3.  STOCK OPTIONS

On September 30, 1981, the Board of Directors approved the adoption of an Incentive Stock Option Plan (ISOP). The ISOP reserved 5,000,000 shares of the Company's $.001 par value common stock for grants to employees at exercise

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995
                                 (Continued)

prices no less than the market value of the common stock on the date of grant. As of May 31, 1996, options to acquire 4,000,000 shares were outstanding. In September 1991, an option for 2,000,000 shares, which vested immediately, was granted to the Company's then president at an exercise price of $.004 per share. An option for an additional 2,000,000 shares, which also vested, was granted to him in May, 1996, at $.002 per share.

Options granted are exercisable for a period of five years or three months after an employee terminates his employment with the Company, whichever is sooner.

On May 18, 1982, the Board of Directors established a Bargain Stock Option Plan (BSOP). The BSOP reserved 8,000,000 shares of the Company's $.001 par value common stock for grants to officers, directors and employees. The exercise price will be determined by the Compensation Committee of the Board of Directors, but in no event will the exercise price be less than $.12 per share. As of May 31, 1996, no options under this plan are outstanding or exercisable. Since inception of the BSOP, no options have been exercised.

In February, 1990, the directors of Alfa's subsidiary approved the adoption of an Incentive Stock Option Plan. The plan provides for issuance of up to 100,000 shares of the Company's common stock. The minimum option price is 100% of the fair market value of the stock at date of grant (110% for shareholders who own more than 10% of the stock of the Company). Stock options must be exercised within ten years of date of grant (five years for 10% shareholders). All options granted under this plan expired without being exercised.

4.  DEBT EXTINGUISHMENT

At May 31, 1995, Alfa's subsidiary was obligated under two non-recourse notes payable to two individuals, which were payable solely from a 9% overriding royalty interest encumbering certain oil properties in New Mexico. These notes had been discounted at inception, resulting in an effective interest rate of 13.5%.

The notes were released by the holders during fiscal 1996, and the leases were assigned to an unrelated party, primarily to avoid any liability for plugging the wells. The debt extinguishment of $365,814 is accounted for as an extraordinary item in the accompanying statement of operations. $14,923 in discount was amortized in fiscal 1996 prior to the release of the overriding royalty interests.

5.  MANAGEMENT OF LIMITED PARTNERSHIP

In November, 1982, Granite Alfa Corporation, a subsidiary of the Company, acting as the general partner, completed the sale of units in Rocky Mountain Developmental Oil and Gas, Ltd. 1982A. (the Partnership). Pursuant to the partnership agreement, Granite Alfa Corporation receives $500 monthly as reimbursement for administrative and overhead expenses. Accordingly, management fees for both 1996 and 1995 amounted to $6,000. At May 31, 1996, the Partnership owed Granite Alfa $3,000, and this amount is included in accounts receivable at that date.

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995
                                 (Continued)

Granite Alfa Corporation, as general partner to the Partnership, and possibly Alfa Resources, Inc. are liable for any unpaid debts of the Partnership and may also be subject to certain unknown contingent liabilities by virtue of their affiliation with the Partnership.

6.  RELATED PARTY TRANSACTIONS

In fiscal year 1992, the Company's chief financial officer, acting through another corporation, formed a company called Meteor Developments of Indiana, Inc.("MDI"), which contracted with various parties to operate certain oil and gas properties in Indiana. MDI then contracted with Alfa's subsidiary to provide certain operating services. In September 1992, the chief financial officer sold his shares in MDI to an unrelated third party. In August, 1994, Alfa's subsidiary and the Company's president and chief financial officer were named as defendants, with several other parties, in litigation brought by the Natural Resources Commission of the State of Indiana. Generally, Alfa's subsidiary and the Company's officers were named because of assumed association with and control over MDI, which was alleged to have improperly maintained and abandoned certain oil wells in Indiana. The lawsuit was settled by payment of $10,000 in fiscal 1996.

In 1994, a Company director (former president) and the chief financial officer organized a corporation ("Industries") which sublets office space from Alfa's subsidiary and through December 31, 1995, was allocated certain overhead charges. Rental and overhead charges to this company amounted to $25,982 and $33,892 in fiscal 1996 and 1995, respectively. At May 31, 1996, Industries and a subsidiary were indebted to Alfa's subsidiary for $35,126, which was collected in July, 1996. Additionally, Alfa's subsidiary received $1,275 and $1,200 from Yellow Queen (a corporation in which the Company's president, chief financial officer and its former president have ownership) for rent in 1996 and in 1995.

Saba Petroleum Company ("Saba") previously served as operator for certain of the Company's oil and gas properties, and holds 240,875 shares of Alfa's Series A preferred stock. In 1995, Alfa's subsidiary loaned $95,000 to Capco Resources Ltd. ("CAPCO"), Saba's parent company, to partially finance CAPCO's purchase of shares in "Industries." This loan, which was guaranteed by Alfa's president and chief financial officer, was repaid with interest in July, 1995.

In fiscal 1996, Alfa and Alfa's subsidiary sold their interests in a producing unit in Wyoming (which accounted for 56% of oil and gas sales in 1996 and $11,854 of $26,326 in net income from oil and gas operations) to Yellow Queen for $8,400 in cash and a receivable of $1,300. Additionally, this transaction relieved Alfa and Alfa's subsidiary of future dismantlement costs, which were being accrued over the productive life of the unit, and for which $33,048 had been accrued at May 31, 1995.

In January, 1996, Alfa's subsidiary's employees became employees of Industries. Alfa pays its president and former president, its only two employees, nominal amounts for their part-time services. At May 31, 1996, Alfa and Alfa's subsidiary were indebted to Industries in the amount of $1,545 and $12,266, respectively, for all services rendered in fiscal 1996, including accounting and administration, and expense reimbursement.

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995
                                 (Continued)

7.  SUPPLEMENTAL OIL AND GAS FINANCIAL AND RESERVE INFORMATION (UNAUDITED)

Reserve estimates for 1996 and 1995 were prepared by Company management. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expense, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States) as well as changes in proved reserves during the past two years are indicated below:

                                             Oil (Bbl)    Natural Gas (MCF)

Reserves at May 31, 1994                     143,535           11,905

 Extensions and discoveries                       --               --
 Purchase of minerals in place                    --               --
 Sales of minerals in place                  (96,917)              --
 Production                                  (17,581)          (6,191)
 Revisions of previous estimates              22,181           (4,557)

Reserves at May 31, 1995                      51,218            1,157

 Extensions and discoveries                       --               --
 Purchase of minerals in place                    --               --
 Sales of minerals in place                  (30,219)              --
 Production                                   (7,616)          (1,042)
 Revisions of previous estimates              (3,799)           1,245

Reserves at May 31, 1996                       9,584            1,360

There are no reserves attributable to partnership interests at May 31, 1996, or 1995. Reserves attributable to the minority interest in Alfa's subsidiary, which are included in consolidated reserves, are 0 and 6,115 barrels of oil at May 31, 1996 and 1995, respectively.

All capitalized costs related to oil and gas activities at May 31, 1996 and 1995 are considered related to proved properties.

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995
                                 (Continued)


OIL AND GAS OPERATIONS

Depletion, depreciation and amortization per equivalent unit of production for the years ended May 31, 1996 and 1995 was $1.89 and $8.45, respectively.

In 1996 and 1995, there were no acquisition, exploration or development costs incurred.

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOW AND CHANGES THEREIN

The following table sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) and using the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proven oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers reduced by investment tax credits. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

                                          1996            1995

Future cash inflows                   $ 197,761        $ 918,336
Future cash outflows:
 Production costs                      (130,632)        (716,914)

Future net cash flows before
 future income taxes                     67,129          201,422
Future income taxes                          --               --

Future net cash flows                    67,129          201,422

Adjustment to discount future
 annual net cash flows at 10%           (14,216)         (45,660)

Standardized measure of discounted
 future net cash flows                $  52,913        $ 155,762

The minority interest ownership in Alfa's subsidiary accounts, which are included in these discounted future net cash flows, amount to $0 and $14,158 at May 31, 1996 and 1995, respectively.

The following table summarizes the principal factors comprising the changes in the standardized measure of discounted net cash flows for the years ended May 31, 1996 and 1995.

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995
                                 (Continued)

                                             1996            1995

Standardized measure, beginning of
 period                                   $ 155,762       $ 476,449
Sales of oil and gas, net of
  production costs                          (26,326)        (26,405)
Net change in sales prices, net of
 production costs                            10,347          13,996
Changes in estimated future
  development costs                              --              --
Purchases of minerals in place                   --              --
Sales of minerals in place                  (65,819)       (330,957)
Revisions of quantity estimates             (14,480)         68,331
Accretion of discount                        15,576          47,648
Other, including changes in production
 rates (timing)                             (22,147)        (93,300)

Standardized measure, end of period       $  52,913       $ 155,762

8.  INVESTMENT IN METEOR DEVELOPMENTS, INC.

In January and May, 1990, Alfa purchased 61,250 and 19,250 shares, respectively, of common stock of Alfa's subsidiary, a privately held corporation, resulting in ownership of 33.5% at a cost of $8,000. Saba, which is controlled by a former director and shareholder of Alfa, also acquired a 33.5% interest.

On February 28, 1991, Alfa acquired from Saba its 80,500 shares of common stock of Alfa's subsidiary and certain oil, gas, and mineral rights ("Saba Properties"). These assets were acquired in exchange for 240,875 shares of Alfa's Series A Preferred Stock. Alfa also acquired from Alfa's subsidiary 207,143 shares of common stock in exchange for (i) 262,500 shares of Alfa's Series A Preferred Stock and (ii) the Saba Properties. As a result of the two purchases of Alfa's subsidiary's stock by Alfa in February 1991 and the prior purchase of a minority interest in Alfa's subsidiary's common stock, Alfa acquired approximately 82.3% of the issued and outstanding common stock of Alfa's subsidiary. In 1993, 12,000 shares of Alfa's subsidiary's common stock were issued for services rendered, diluting Alfa's ownership to approximately 80%. Because Alfa's subsidiary is consolidated, the preferred shares held by Alfa's subsidiary are not considered outstanding in the accompanying financial statements.

The Series A Preferred Stock has a par value and liquidation value of $1.00 per share, a cumulative 5% dividend and is redeemable by Alfa at 110% of par value. $50,337 in dividends were declared at May 31, 1993, of which only $2,261 has been paid (to Saba in 1994). Of this amount $26,250 is due to Alfa's subsidiary. However, only the amount of $4,997 applicable to the minority interest and the $21,466 due to Saba are considered a liability in the accompanying balance sheet. Unpaid and undeclared dividends amount to $81,798 at May 31, 1996, including $42,657 applicable to shares held by Alfa's subsidiary.

The president and former president of Alfa and its chief financial officer are officers of Alfa's subsidiary and constitute three of the five Board members.
                               F-13

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1996 AND 1995
                                 (Continued)

9.  COMMITMENTS

Alfa's subsidiary entered into a three year lease for office space in March, 1993, which was extended for one year and for which it has the following lease commitment at May 31, 1996:

                             1997         $14,301

Net rental expense for 1996 amounted to $5,238, and $6,493 for 1995 (See Note
6).

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALFA RESOURCES INC.

                                 /s/ C.L. Nordstrom
Dated: August 26, 1996              By ____________________________
                                       C.L. Nordstrom, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


                                       /s/ C.L. Nordstrom
Dated: August 26, 1996              By ______________________________
                               C.L. Nordstrom, President, Chief
                                       Executive Officer and, Director


                                       /s/ Dennis R. Staal
Dated: August 26, 1996              By _____________________________
                                       Dennis R. Staal, Principal
                                       Financial and Accounting
                                       Officer


                                       /s/ Edward J. Names
Dated: August 26, 1996              By _____________________________
                                       Edward J. Names, Director


                                       /s/ H.Wayne Hoover
Dated: August 26, 1996              By ____________________________
                                       H. Wayne Hoover, Secretary
                                       and Director