Form 10-Q
period 1996-11-30
ALFA RESOURCES INC
filed 1997-01-13
CIK 354767

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended November 30, 1996.

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _______, 19___ to _______, 19___.

            Commission File Number:  0-10157

                              ALFA RESOURCES, INC.
         (Exact Name of Small Business Issuer as Specified in its Charter)

         COLORADO                                          84-0846529
(State or Other Jurisdiction of                     (I.R.S. Employer Identi-
 Incorporation or Organization)                      fication Number)

                          216 SIXTEENTH STREET, SUITE 730
                               DENVER, COLORADO 80202
                      Address of Principal Executive Offices

                                  (303) 572-1135
               (Registrant's Telephone Number, Including Area Code)

                                       N/A
(Former Name, Former Address and Former Fiscal Year,  if Changed Since Last
Report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          _____               _____
                        X       Yes                 No
                          _____               _____

There were 44,865,212 shares of the Registrant's $.001 par value common stock outstanding as of November 30, 1996.

                             ALFA RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                                November 30        May 31
                                                  1996              1996

CURRENT ASSETS
  Cash and cash equivalents                     $  25,537        $   29,790
  Accounts Receivable-trade, net of
   allowance for bad debts of                       7,383            43,472
  Other receivables                                    --             4,997

          Total current assets                     32,920            78,259

Oil and gas properties using
 the full cost method                           1,430,126         1,441,535
  Less: depletion, depreciation, amortization
    and valuation allowance                    (1,412,622)       (1,409,022)

                                                   17,504            32,513

Other assets                                        2,629             9,038

             TOTAL ASSETS                       $  53,053        $  119,810


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                             $    7,010        $   42,335
  Dividends Payable                                26,673            26,463
  Accrued Expenses                                    246             9,770

     Total current liabilities                     33,929            78,568

Minority Interest                                      --            69,619

Commitments and contingencies

SHAREHOLDERS' EQUITY (Deficit)
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued & outstanding                    292,947           240,875
  Common stock, $.001 par value; authorized
   150,000,000 shares; 44,865,212 shares
   issued and outstanding                          44,865            44,865
  Additional paid-in capital                    2,409,636         2,409,636
  Accumulated deficit                          (2,728,324)       (2,723,753)

  Total shareholders' equity (Deficit)             19,124           (28,377)

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY (DEFICIT)                 $   53,053        $  119,810


The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended November 30, 1996 and 1995

                                                    1996            1995

REVENUES
  Oil and gas sales                              $     9,770    $   38,965
  Management Fees                                      1,125         9,662
  Interest and other income                               95           747

     Total revenues                                   10,990        49,374

EXPENSES
  Production                                           1,139        34,528
  General and Administrative                          (8,096)       33,678
  Depletion, depreciation, amortization, and
    valuation allowance                                1,800        31,200
  Interest                                                --         6,396

     Total expenses                                   (5,157)      105,802

Gain on Sale of Assets                                 1,135            --

Income (loss) before minority  interest               17,282       (56,428)

(Gain) Loss Attributable to
 minority interest                                    (3,441)           --

Net Income (Loss) before discontinued operations $    13,841     $ (56,428)

Loss from discontinued operations                $    (8,123)           --

Net Income (Loss)                                $     5,718       (56,428)

Net (Loss) per share                             $         *     $       *

Weighted average shares
  outstanding                                      44,865,212    44,865,212



The accompanying notes are an integral part of the financial statements.

                                ALFA RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended November 30, 1996 and 1995

                                                    1996            1995

REVENUES
  Oil and gas sales                              $    20,891    $  116,944
  Management Fees                                      3,000        14,275
  Interest and other income                              385         3,212

     Total revenues                                   24,276       134,431

EXPENSES
  Production                                          10,187        85,818
  General and Administrative                           6,937        56,533
  Depletion, depreciation, amortization, and
    valuation allowance                                3,600        62,400
  Interest                                                --        12,791

     Total expenses                                   20,724       217,542

Gain on Sale of Assets                                    --            --

Income (loss) before minority  interest                3,552       (83,111)

(Gain) Loss Attributable to
 minority interest                                        --           --

Net Income (Loss) before discontinued operations $     3,552     $ (83,111)

Loss from discontinued operations                $    (8,123)           --

Net Income (Loss)                                $    (4,571)      (83,111)

Net (Loss) per share                             $         *     $       *

Weighted average shares
  outstanding                                     44,865,212    44,865,212



The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended November 30, 1996 and 1995


                                                       1996        1995

Cash provided by (used in) operations:
  Net Income (Loss)                                 $ (4,571)    $(83,111)
     Adjustments:
      Minority Interest                                   --         --
      Depletion, depreciation and amortization         3,600      62,400
      (Increase) decrease in accounts receivable      41,086     (30,954)
      (Increase) decrease in other assets              6,409          --
      Increase (decrease) in accounts payable        (35,325)    (98,591)
      Increase (decrease) in dividends payable           210          --
      Increase (decrease) in accrued  expenses        (9,524)      1,384
      Amortization of debt discount                       --      12,791

 Cash provided by (used in) operations                 1,885    (136,081)

Cash provided by (used in) investing
  activities:
   Sale of oil and gas properties and equipment           --      67,280

   Cash provided by (used in)investing activities         --      67,280

   Cash provided by (used in) financing activities:
     Preferred stock                                  52,072          --
     Discontinued operations                          11,409          --
     Minority interest                               (69,619)         --

   Cash provided by (used in) financing activities    (6,138)         --

Net increase (decrease) in cash                       (4,253)    (68,801)

Cash, beginning of period                             29,790     133,155

Cash, end of period                                 $ 25,537    $ 64,354



The accompanying notes are an integral part of the financial statements.

                            ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            NOVEMBER 30, 1996



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION AND BASIS OF ACCOUNTING

The financial statements include the accounts of Alfa Resources, Inc., (Alfa or the Company) and its wholly owned subsidiary, Granite Alfa Corporation.

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

Meteor Developments, Inc. ("Meteor") which was owned 80% by Alfa has been liquidated.

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

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the years quarter.

Revenue from oil and gas production is recognized upon sale to unaffiliated purchasers.

CASH EQUIVALENTS

Cash equivalents include money-market accounts or other highly-liquid debt instruments with an original maturity of three months or less.

USE OF ESTIMATES

Preparation of financial statements in accordance with generally accepted
accounting principles requires the use of estimates.   The unaudited oil and
gas reserve estimates prepared by management should be considered as reasonably possible to change, which can affect depletion and the net carrying value of oil and gas properties.

INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Shares issued to insiders are considered to be outstanding from the beginning
of the period issued.   Common stock equivalents represented by options are
not included as shares outstanding if their effect is antidilutive, or if estimated market value has not exceeded exercise price.

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Consolidated Balance Sheet as of November 30, 1996, and the Consolidated Statement of Operations and the Consolidated Statement of Cash flow for the six months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1996, filed in the Company's Form 10-KSB annual report.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At November 30, 1996, the Company had a working capital deficit in the amount of ($1,009). Management has liquidated its subsidiary. Management's intent is to use the Company as a public shell merger candidate.

Some current production revenue is currently being withheld by operators to liquidate operators' liens for trade payables and this situation is expected to continue through fiscal 1997. Management intends to use unencumbered pro-duction revenue and other sources, such as sales proceeds, to meet reduced administrative costs and continue in operation, but this cannot be assured. A decrease in the price of oil could cause operations to cease within a short period of time. If the Company is not able to sell assets and to settle its debts, the Company may not be able to continue in business.

Cash flows provided (used) in operations for the six months ended November 30, 1996, and 1995, were $1,885 and ($136,081) respectively. The increase in cash provided during the last period is principally due to the payment of accounts payable, the Company's net loss and collection of receivables.

Sale of oil and gas properties provided $0 in for the six months ended November 30 , 1996 compared to $67,280 cash flows in the six month period ended November 30, 1995.

Alfa sells most of its oil production to three major oil companies. However, in the event these purchasers discontinued oil purchases, Alfa has made contact with other purchasers who would purchase the oil.

Alfa's past strategy has been the merger with or acquisition of other small independent oil and gas production companies and the acquisition of interests in producing oil and gas properties in exchange for cash and shares of Alfa's equity securities. Alfa's current financial position makes it extremely difficult to accomplish this business plan. Alfa's long-term needs, if it is able to overcome its current financial deficit, will continue to depend on many outside factors beyond its control, such as the demand for oil and natural gas, the price of oil and gas, the general economic climate and Alfa's ability to raise additional capital and to find a merger candidate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO NOVEMBER 30, 1995

Alfa's oil and gas sales decreased 75% to $9,770 in 1996 from $38,965 in 1995. This decrease is primarily due to the sale of properties. Management fees decreased 75% to $1,125 in 1996 from $9,662 in 1995. This decrease is due to discontinuation of the services the Company was providing. Interest and other income decreased to $95 in 1996 from $747 in 1995.

Production expenses decreased 97% to $1,139 in 1996 from $34,528 in 1995. This decrease resulted primarily from sale of properties. General and Admin-istrative expenses decreased 124% to $(8,096) in 1996 from $33,678 in 1995. This decrease is due to decreased activity of the Company and management's attempt to decrease expenses which reduced salaries and other costs and discontinued operations of Meteor.

Since net operating revenues from Alfa's oil production are very sensitive to changes in the price of oil, it is difficult for management to predict whether or not the Company will be profitable in the future. Unless oil prices continue to increase, the Company will not be able to produce its marginal properties and since management has reduced its services, total revenues will continue to decline.

EFFECT OF CHANGES IN PRICES

     Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil and gas produced by Alfa has fluctuated significantly during the last year. Changes in the price that Alfa receives for its oil and gas is set by market forces beyond Alfa's control. That uncertainty in oil and gas prices make it more difficult for a company like Alfa to increase its oil and gas asset base and become a significant participant in the oil and gas industry.

                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          None.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALFA RESOURCES, INC.


Dated: January 9, 1997                     By/s/C.L. Nordstrom
                                             C.L. Nordstrom, President



Dated: January 9, 1997                    By/s/Dennis R. Staal
                                                Dennis R. Staal, Chief
                                                Financial and Accounting
                                                Officer