Form 10QSB
period 1997-02-28
ALFA RESOURCES INC
filed 1997-04-15
CIK 354767

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 1997

                 Commission File Number:  0-10157

                       ALFA RESOURCES, INC.
 ----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

         COLORADO                                          84-0846529
-------------------------------                     ------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer Identi-
 Incorporation or Organization)                      fication Number)

                 216 SIXTEENTH STREET, SUITE 730
                      DENVER, COLORADO 80202
             ---------------------------------------
              Address of Principal Executive Offices

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

There were 44,865,212 shares of the Registrant's $.001 par value common stock outstanding as of February 28, 1997.

Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

                             ALFA RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                                February 28        May 31
                                                  1996              1996
CURRENT ASSETS
  Cash and cash equivalents                     $   30,440       $   29,790
  Accounts Receivable-trade, net of
   allowance for bad debts of                        8,283           43,472
  Other receivables                                     --            4,997

          Total current assets                      38,723           78,259

Oil and gas properties using
 the full cost method                            1,430,126        1,441,535
  Less: depletion, depreciation, amortization
    and valuation allowance                     (1,414,422)      (1,409,022)

                                                    15,704           32,513

Other assets                                         2,629            9,038

             TOTAL ASSETS                       $   57,056       $  119,810

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                              $    7,471       $   42,335
  Dividends Payable                                 26,673           26,463
  Accrued Expenses                                     246            9,770

     Total current liabilities                      34,390           78,568

Minority Interest                                       --           69,619

Commitments and contingencies

SHAREHOLDERS' EQUITY (Deficit)
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued & outstanding                     292,947         240,875
  Common stock, $.001 par value; authorized
   150,000,000 shares; 44,865,212 shares
   issued and outstanding                           44,865          44,865
  Additional paid-in capital                     2,409,636       2,409,636
  Accumulated deficit                           (2,724,782)     (2,723,753)

  Total shareholders' equity (Deficit)              22,666         (28,377)

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY (DEFICIT)                 $    57,056      $  119,810

The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended February 30, 1997 and 1996

                                                    1997            1996
REVENUES
  Oil and gas sales                              $    11,010    $    9,053
  Management Fees                                      1,500         3,477
  Interest and other income                              202       573,681

     Total revenues                                   12,712       586,211

EXPENSES
  Production                                           3,620        17,585
  General and Administrative                           3,750        14,261
  Depletion, depreciation, amortization, and
    valuation allowance                                1,800        15,900
  Interest                                                --         2,133

     Total expenses                                    9,170        49,879

Net Income (Loss)                                 $    3,542     $ 536,332
Net (Loss) per share                              $       --     $     .01

Weighted average shares
  outstanding                                     44,865,212     44,865,212

The accompanying notes are an integral part of the financial statements.

                                ALFA RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Nine Months Ended February 28, 1997 and 1996

                                                    1997            1996
REVENUES
  Oil and gas sales                              $    31,901    $  125,997
  Management Fees                                      4,500        17,752
  Interest and other income                              587       576,893

     Total revenues                                   36,988       720,642

EXPENSES
  Production                                          13,807       103,403
  General and Administrative                          10,687        70,794
  Depletion, depreciation, amortization, and
    valuation allowance                                5,400        78,300
  Interest                                                --        14,923

     Total expenses                                   29,894       267,420

Net Income (Loss) before discontinued operations $     7,094     $ 453,222

Loss from discontinued operations                $    (8,123)           --

Net Income (Loss)                                $    (1,029)    $ 453,222
Net (Loss) per share                             $        --     $     .01

Weighted average shares
  outstanding                                     44,865,212    44,865,212

The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended February 28, 1997 and 1996

                                                       1997        1996
Cash provided by (used in) operations:
  Net Income (Loss)                                 $ (1,029)    $453,222
   Adjustments:
    Minority Interest                                      --           --
    (Gain) loss on Sale of Assets                         --     (350,405)
    Depletion, depreciation and amortization           5,400       78,300
    (Increase) decrease in accounts receivable        40,186      (11,834)
    (Increase) decrease in other assets                6,409           --
    Increase (decrease) in accounts payable          (34,864)    (125,547)
    Increase (decrease) in dividends payable             210           --
    Increase (decrease) in accrued  expenses          (9,524)    (120,194)
    Amortization of debt discount                         --           --

 Cash provided by (used in) operations                 6,788      (76,458)

Cash provided by (used in) investing
  activities:
   Sale of oil and gas properties and equipment        3,286           --

   Cash provided by (used in)investing activities      3,286           --

   Cash provided by (used in) financing activities:
     Preferred stock                                  52,072           --
     Discontinued operations                           8,123           --
     Minority interest                               (69,619)          --

   Cash provided by (used in) financing activities    (9,424)          --

Net increase (decrease) in cash                          650      (76,458)

Cash, beginning of period                             29,790      133,155

Cash, end of period                                 $ 30,440     $ 56,697

The accompanying notes are an integral part of the financial statements.

                            ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1997

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

A subsidiary ("Subsidiary") which was 80% owned by Alfa has been liquidated.

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

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Consolidated Balance Sheet as of February 28, 1997, and the Consolidated Statement of Operations and the Consolidated Statement of Cash flow for the nine months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1996, filed in the Company's Form 10-KSB annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At February 28, 1997, the Company had a working capital in the amount of $4,333. Management has liquidated its subsidiary. Management's intent is to use the Company as a public shell merger candidate.

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

Cash flows provided (used) in operations for the nine months ended February 28, 1997, and 1996, were $6,788 and $(76,458) respectively. The increase in cash provided during the last period is principally due to the payment of accrual expenses and the collection of receivables.

Sale of oil and gas properties provided $3,286 in for the nine months ended February 28 , 1997 compared to $-0- in the nine month period ended February 28, 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO FEBRUARY 29, 1996

Alfa's oil and gas sales increased 22% to $11,010 in 1997 from $9,053 in 1996. This increase is primarily due to the increase in oil prices. Management fees decreased 57% to $1,500 in 1997 from $3,477 in 1996. This decrease is due to discontinuation of the services the Company was providing. Interest and other income decreased to $202 in 1997 from $573,681 in 1996.

Production expenses decreased 79% to $3,620 in 1997 from $17,585 in 1996. This decrease resulted primarily from sale of properties. General and Administrative expenses decreased 74% to $3,750 in 1997 from $14,261 in 1996. This decrease is due to decreased activity of the Company and management's attempt to decrease expenses which reduced salaries and other costs and the discontinued operations of its Subsidiary.

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

                                    ALFA RESOURCES, INC.

Dated: April 9, 1997                By/s/ C.L. Nordstrom
                                      C.L. Nordstrom, President


Dated: April 9, 1997               By/s/ Dennis R. Staal
                                          Dennis R. Staal, Chief
                                            Financial and Accounting Officer
                                  -10-