Form 10-K
period 1997-05-31
ALFA RESOURCES INC
filed 1997-09-08
CIK 354767

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the fiscal year ended  MAY 31, 1997

                   Commission File No. 0-10157

                       ALFA RESOURCES, INC.
 ----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

             COLORADO                             84-0846529
  -------------------------------      ---------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   Incorporation or Organization)

              216 16TH STREET, SUITE 730, DENVER, COLORADO 80202
       ---------------------------------------------------------------
         (Address of Principal Executive Office, Including Zip Code)

Registrant's telephone number including area code: (303) 572-1135

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK,$.001 PAR VALUE
                   ----------------------------
                          Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to have filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No

As of August 29, 1997, 44,865,212 shares of common stock were outstanding. The aggregate market value of the common stock of the Registrant held by nonaffiliates on that date was approximately $.00 because the stock has not been actively traded in the past few years.

State Issuer's revenues for its most recent fiscal year:  $59,752.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X

                                  PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS. Alfa Resources, Inc. ("Alfa" or the "Company"), with its mailing address at 216 16th Street, Suite 730, Denver, Colorado 80202, telephone number (303) 572-1135, was incorporated as a Colorado corporation on January 6, 1981. Alfa was organized for the purpose of engaging in oil and gas exploration, development and production activities. Granite Alfa Corporation ("Granite Alfa"), was a wholly-owned subsidiary, which has discontinued operations and will be dissolved. Alfa also owns approximately 80% of the common stock of Meteor Developments, Inc. ("Meteor") which has discontinued operations and will be dissolved.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's activities are confined to oil and gas exploration and development, hence the Company has no industry segment other than the oil and gas business.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

Alfa is engaged in the business of producing and selling crude oil and
natural gas in the United States.   Alfa is no longer involved in acquiring
or developing oil and gas reserves.   Management's primary objective now is
the merger with another company, possibly one seeking a public "shell", which has potential for future growth.

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

The existence of commercial oil and gas reserves is essential to the ultimate realization of value from properties, and thus may be considered a raw material essential to Alfa's business. The acquisition, exploration, development, production and sale of oil and gas is subject to many factors which are outside Alfa's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other fuels, and the regulation of prices, pro-duction, transportation, and marketing by federal and state governmental authorities. Alfa acquired oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For in-formation relating to specific properties of Alfa, see Item 2. Alfa currently is not experiencing any difficulty in acquiring necessary supplies or services as long as Alfa can pay for the services and supplies nor is it experiencing any difficulty selling its products.

COMPETITION

The oil and gas business is highly competitive. Alfa's competitors include major companies, independents and individual producers and operators. Alfa's numerous competitors throughout the country are larger and have substantially greater financial resources than Alfa. Oil and gas, as a source of energy, must compete with other sources of energy such as coal, nuclear power, synthetic fuels and other forms of alternate energy. Domestic oil and gas must also compete with foreign sources of oil and gas, the supply and availability of which have at times depressed domestic prices. Alfa has an insignificant competitive position in the oil and gas industry.

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

EMPLOYEES

As of May 31, 1997, Alfa had no employees, but uses the services of related entities for administrative purposes as needed.

ITEM 2.   PROPERTIES

(a)  OFFICE FACILITIES.  Alfa's principal offices are located at 216 16th
Street, Suite 730, Denver, Colorado 80202.   Alfa's monthly allocated rent
is $400 per month, expiring in 2000.

(b) OIL AND GAS PROPERTIES. Alfa and its subsidiaries, hold interests in producing oil and gas leaseholds as of May 31, 1997, as follows:

                    Producing Properties       Non-Producing Properties
                    Gross           Net           Gross            Net
 State              Acres          Acres          Acres           Acres

California            40             1             --              --
Montana              320            21             --              --
New Mexico           640            34             --              --
North Dakota         160             1             --              --
Oklahoma             320            44             --              --
Texas                200             4             --              --

     Total         1,680           105             --              --
_________________

Net acres represent the gross acres in a lease or leases multiplied by Alfa's working interest in such lease or leases.

(b)(1)(A) PROVED OR PROVED DEVELOPED RESERVES. The following table sets forth the proved developed or proved undeveloped oil or gas reserves accumulated by Alfa, for the fiscal years ended May 31, 1997, May 31, 1996, and May 31, 1995. The reserve estimates and related values were prepared by management.

All such reserves are located in the continental United States.

                         1997             1996                1995
                    Oil      Gas     Oil        Gas      Oil       Gas
                   (Bbls)   (MCF)   (Bbls)     (MCF)    (Bbls)    (MCF)
  Proved
   Reserves        7,860       0    9,584     1,360    51,218      1,157

  Proved Devel-
   oped Reserves   7,860       0    9,584     1,360    51,218      1,157

________________

No major discovery or other favorable or adverse event has occurred since May 31, 1997, which is believed to have caused a material change in the proved reserves of Alfa.

(b)(2) RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

(b)(3)(a) NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the fiscal years ended May 31, 1997, May 31, 1996, and May 31, 1995.

                              1997           1996         1995

       Oil (Bbls)             1,783          7,616       17,581
       Gas (MCF)                606          1,042        6,191

The following table sets forth the average sales price and production cost per unit of production for the fiscal years ended May 31, 1997, May 31, 1996, and May 31, 1995.

                                          1997       1996      1995
       Average Sales Price:  Per
        Equivalent Barrel of Oil         $21.42     $16.78    $15.57

       Average Production (Lifting)
        Costs: Per Equivalent
        Barrel of Oil                    $13.22     $13.37    $14.13

During the periods covered by the foregoing tables, Alfa was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Alfa acted as a producer.

(b)(4) PRODUCTION WELLS AND ACREAGE. The following table sets forth Alfa's total gross and net productive oil and gas wells and developed acreage as of May 31, 1997:

A.  PRODUCTIVE WELLS(1).

                            OIL                          GAS
   State            Gross(2)         Net(3)      Gross(2)     Net(3)

  California         --               --           8            .13
  Montana             1              .07          --             --
  New Mexico          4              .21          --             --
  North Dakota        1              .01          --             --
  Oklahoma            8             1.09          --             --
  Texas               5              .12          --             --

       Total         19             1.50           8            .13
 _________________

 (1) Productive wells are producing wells and wells capable of production including wells that are shut in.

 (2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

 (3) A net well is deemed to exist when the sum of fractional ownership working interests owned in gross wells equals one. The number of net wells is the sum of the fractional ownership working interests owned in gross wells, expressed in whole numbers and fractions thereof.

 B.   DEVELOPED ACREAGE.

           State              Gross        Net(1)

       California                 40           1
       Montana                   320          21
       New Mexico                640          34
       North Dakota              160           1
       Oklahoma                  320          44
       Texas                     200           4

             Total             1,680         105
      ____________

 (1) A net acre is deemed to exist when the sum of the fractional ownership working interest owned in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

 (b)(5) UNDEVELOPED PROPERTIES. Alfa had no interest as of May 31, 1997 in undeveloped properties.

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

 (b)(6) DRILLING ACTIVITY. Alfa drilled no productive or dry exploratory and development wells during the fiscal years ended May 31, 1997 and May 31, 1996.

 (b)(7) DELIVERY COMMITMENTS. Alfa is not obligated to provide a fixed and determinable quantity of oil and gas in the future pursuant to existing contracts or agreements.

 ITEM 3.  LEGAL PROCEEDINGS.

 None.

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

           Quarter Ended            Bid High       Bid Low

       August 31, 1995               No Bid         No Bid
       November 30, 1995             No Bid         No Bid
       February 28, 1996             No Bid         No Bid
       May 31, 1996                  No Bid         No Bid
       August 31, 1996               No Bid         No Bid
       November 30, 1996             No Bid         No Bid
       February 28, 1997             No Bid         No Bid
       May 31, 1997                  No Bid         No Bid

 The number of record holders of Common Stock of Alfa as of August 29, 1997, was approximately 560. Additional holders of Alfa's Common Stock hold such stock in street name with various brokerage firms.

 Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No common stock dividends have been declared to date by Alfa, nor does Alfa anticipate declaring and paying common stock cash dividends in the foreseeable future.

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 LIQUIDITY AND CAPITAL RESOURCES

 The Company continues to have working capital problems because of continued losses in prior years, and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At May 31, 1997, the Company had working capital in the amount of $1,744. Management has sold assets and settled liabilities of its subsidiary, Meteor Developments, Inc., with the intent to liquidate the subsidiary. Management's intent is to use the Company as a merger candidate.

 Management intends to use production revenue and other sources, such as property sales proceeds, to meet reduced administrative costs and continue in operation, but this cannot be assured. A decrease in the price of oil could cause operations to cease within a short period of time. If the Company is not able to sell assets or production to pay its debts, the Company may not be able to continue in business.

 Cash flows provided by (used in) operations for the fiscal years ended May 31, 1997, and 1996, were $7,353 and ($112,985) respectively. Cash flow provided during the last fiscal year is principally due to collection of receivables.

 Sale of oil, gas and mineral properties provided $9,966 cash flow in 1996. There were no sales in 1997, although certain properties were assigned to an operator to satisfy $11,409 in trade payables.

 Alfa sells most of its oil production to major oil companies. However, in the event these purchasers discontinued oil purchases, Alfa has made contact with other purchasers who would purchase the oil.

 Alfa's past strategy has been the merger with or acquisition of other small independent oil and gas production companies and the acquisition of interests in producing oil and gas properties in exchange for cash and shares of Alfa's equity securities. Alfa's current financial position makes it extremely difficult to accomplish this business plan. Alfa's ability to meet long-term needs, if it is able to overcome its current lack of working capital, will depend on Alfa's ability to find a suitable merger candidate.

 RESULTS OF OPERATIONS

 YEAR ENDED MAY 31, 1997 COMPARED TO MAY 31, 1996

 Oil and gas sales decreased 63% to $47,722 in 1997 from $129,598 in 1996. This decrease is mainly due to the elimination of production as producing properties were sold. Equivalent barrels of oil produced decreased 76% to 1,822 in 1997 from 7,732 in 1996, the price of which increased 28% to $21.42 in 1997 from $16.78 in 1996. Gain on sale of property decreased to $0 in 1997 compared to $210,602 in 1996, as no property was sold in 1997. Management fees and related revenues decreased from $13,730 in 1996 to $7,239 in 1997 as Granite Alfa, which has provided these services to a limited partnership was liquidated. Other income increased as a result of
 settlement of certain old liabilities, which will not recur.   These
 decreases are expected to stabilize in 1998, primarily because the sale of major properties has ended.

 Production expenses decreased 77% to $24,084 in 1997 from $103,272 in 1996, and is due to selling existing properties. The cost of production per equivalent barrel of oil produced decreased slightly to $13.22 in 1997 from $13.37 in 1997. General and Administrative expenses decreased to $41,239 in 1997 from $93,823 in 1996, as a result of the Company's efforts to reduce costs (e.g. elimination of employees, and natural decreases resulting from elimination of operations of Meteor Developments). De-pletion, depreciation and amortization has decreased to $4,000 in 1997 from $16,362 in 1996. This decrease is due to sale of reserves. Interest expense decreased to $-0- in 1997 compared to $25,923 in 1996, as the amortization of debt discount was eliminated when the related notes payable were extinguished upon transfer of the property which financed their repayment, and which resulted in an extraordinary gain on extinguishment of debt of $365,814 in 1996.

 Alfa had a net loss of $9,571 in 1997 compared to net income of $415,689 in 1996 as a result of the above factors.

 YEAR ENDED MAY 31, 1996 COMPARED TO MAY 31, 1995

 Oil and gas sales decreased 54% to $129,598 in 1996 from $284,383 in 1995. This decrease is mainly due to the elimination of production from the Crossroads, Martin and Glenrock fields. Equivalent barrels of oil produced decreased 58% to 7,732 in 1996 from 18,269 in 1995, the price of which increased 8% to $16.78 in 1996 from $15.57 in 1995. Gain on sale of property increased to $210,602 in 1996 compared to $38,839 in 1995, due to property sales to settle payables. Other revenues decreased 74% to $17,674 in 1996 from $68,972 in 1995, due primarily to the sale of the mineral overriding royalty in 1995 and the mid-year elimination of administrative services provided by the Company. These decreases were expected to continue in 1997, primarily because of the sale of properties in 1996, such as the Glenrock field which had produced about 56% of the companies oil and gas sales in 1996.

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

  Alfa had net income of $415,689 in 1996 compared to a net loss of ($133,240) in 1995 as a result of the above factors, but, as noted above, this did not result in cash flow to the Company.

  EFFECT OF CHANGES IN PRICES

  Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by Alfa and Meteor fluctuated significantly during the last year. Changes in the price that Alfa receives for its oil and gas is set by market forces beyond Alfa's control as well as governmental intervention. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like Alfa to increase its oil and gas asset base and become a significant participant in the oil and gas industry. Continued volatility or downward price pressure could cause the Company to cease operations.

  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Included at Pages F-1 through F-13 hereof.

  ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  No response required.
                                     PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

  (a) IDENTIFICATION OF DIRECTORS. The following table sets forth the names and ages of all Directors of Alfa as of August 26, 1997, indicating all positions and offices with Alfa held by each such person, and any periods during which he has served as a Director.

                                               Period Served
                                               As Director
     Name                  Position            of Alfa

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

                                                    Period Served
                                All Offices         as Officer of
       Name           Age       With Company        of Alfa

  C.L. Nordstrom      78       President            December, 1995 to
                                                    Present

  H. Wayne Hoover     54       Secretary            August, 1987 to
                                                    Present

  Dennis R. Staal     49       Treasurer            September, 1992
                                                    to Present

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

  H. WAYNE HOOVER, 54, a Director since January, 1984, and Secretary since August, 1987, is a certified public accountant and received a Bachelors Degree in Accounting from Colorado State University in 1969. Since 1969, Mr. Hoover has been engaged in a public accounting practice in Greeley, Colorado. Currently, Mr. Hoover is an officer in Hoover, Harris & Co., P.C., CPA's, a Public Accounting Firm. Mr. Hoover's practice involves all aspects of public accounting including auditing, management advisory services, tax planning and tax return preparation.

  C.L. NORDSTROM, 78, President and a director, has been a Director of Alfa since its inception in 1981 and President since December, 1995. From June 1979 to March 1994, Mr. Nordstrom was a Director of Winco Petroleum Corporation, a publicly-held Colorado corporation engaged in oil and gas exploration and development. Since 1973, Mr. Nordstrom has been self-employed as a private investor. From 1970 until 1973, Mr. Nordstrom served as Manager of Operations for the Rocky Mountain District for Champlin Petroleum Company, a subsidiary of Union Pacific Railroad Company, including Petroleum Engineer and Division Petroleum Engineer with the Rocky Mountain Division. Mr. Nordstrom received a Bachelor of Science Degree in Geology and Engineering from Montana School of Mines in 1947.

  EDWARD J. NAMES, 45, a Director received a Bachelor of Arts Degree in Economics from the University of Colorado in 1973 and a Juris Doctorate from the University of Denver, 1980. Mr. Names is also the President and a Director of Meteor Industries, Inc. Mr. Names has extensive experience in mergers and asset acquisitions as well as small business matters such as business planning, financing, management and contract negotiations. Mr. Names was President of Alfa Resources, Inc. and its subsidiaries from 1983 to 1995. In 1987, Mr. Names became Special Counsel to the law firm of Wills and Sawyer, P.C., Denver, Colorado, and maintained that relationship until December 1992. Mr. Names was associated with the firm of Nelson & Harding, Denver, Colorado, from 1980 to 1981, and the law firm of Schmidt, Elrod, & Wills, Denver, Colorado, where he practiced corporate and securities law and became a Partner in that firm in October, 1982.

  DENNIS R. STAAL, 49, Treasurer, is a graduate of the University of Nebraska, where he received a Bachelor of Science degree in Business Administration in 1970. From 1970 through 1973, he was a CPA with Arthur Andersen and Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President from 1979 to 1981. Form 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984 he was Chief Financial Officer of High Plains Genetics, Inc. Form 1984 through 1986, Mr. Staal was a Financial Consultant. From 1986 to 1991 Mr.
  Staal was Director and President of Saba Petroleum Company.   Mr. Staal is
  the owner and president of Mystique Resources Company. Mr. Staal is Secretary/Treasurer and director of Meteor Industries, Inc., an S.E.C. reporting company.

  (b) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES. Alfa does not have employees, but uses administrative services furnished by Meteor Industries, Inc. and occasionally by Messrs. Nordstrom and Staal.

  (c) FAMILY RELATIONSHIPS. There is no family relationship between any Director or Executive Officer of Alfa (there currently are no persons chosen to become Directors or Executive Officers).

  (2) DIRECTORSHIPS. Except as described above, Alfa has no Director who is also a director of any other company with a class of securities registered pursuant to Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

  (d) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. No event has occurred during the past five years which is material to any evaluation of the ability or integrity of any Director.

  ITEM 10. EXECUTIVE COMPENSATION.

  The following table sets forth information regarding the executive compensation for the Company's President and chief financial officer. No executive officer received compensation in excess of $100,000 for the fiscal year ended May 31, 1997.

  Summary Compensation Table
                                           Long Term Compensation
                   Annual Compensation      Awards      Payouts
                                  Other                                  All
                                  Annual   Restricted  Options/         Other
Name & Principal                  Compen-  Stock       SARS    LTIP    Compen-
Position        Year Salary Bonus sation   Award(s)   (Number) Payouts sation

C.L. Nordstrom, 1997 $    --  -- $4,040       --         --       --       --
President

Dennis R.Staal, 1997 $1,500   -- $6,779       --         --       --       --
Treasurer

  Compensation Pursuant to Plans. Alfa has two stock option plans in effect as of September 1, 1995, its "Amended Incentive Stock Option Plan" (ISOP) and its "1982 Bargain Stock Option Plan" (BSOP). Under the ISOP, the exercise price of the options granted must be at least equal to the market value of Alfa stock at the time of grant and under the BSOP the exercise price must be at least $.12 per share. A total of 5,000,000 shares of Alfa's Common Stock has been reserved for issuance pursuant to the ISOP and 8,000,000 shares of Alfa's Common Stock has been reserved for issuance under the BSOP. As of August 29, 1997, the only options issued have expired. Additional options have been issued to the officers of Meteor, but have expired. For additional information, see Footnote 3 to the Company's financial statements.

  No other compensation was paid or distributed pursuant to a plan during fiscal year ended 1997. Alfa has no other plans in existence other than those described herein.

  COMPENSATION OF DIRECTORS. The Directors of Alfa who do not receive annual salaries from Alfa, receive fees of $350 per Board Meeting attended in person, and reimbursement for travel expenses. These fees may be increased or decreased from time to time by a majority vote of the Board of Directors. In addition, any Director who presents a prospect to Alfa which is acceptable to a majority of disinterested Board members or if a Director substantially assists in the sale of a Company property the Board may grant such a Director an overriding royalty interest, and/or pay such a Director a commission or finder's fee in varying amounts on a case-by-case basis. Commissions, if paid, are a minimum of two percent of the purchase or sale price of the property. Other than the fees mentioned above, no consulting fees, finder's fees or commissions were paid to Directors of Alfa during the fiscal year ended May 31, 1997. (See also Item 13(a), Transactions With Management and Others.)

  TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT. Alfa has no compensation plan or arrangement with any of its current or former Officers or Directors which results or will result from the resignation, retirement or any other termination by such individual of employment with Alfa.

  Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth the number and percentages of shares of Alfa's $.001 par value Common Stock (its only class of voting securities) owned beneficially by any person, who as of August 29, 1997, is known to Alfa to be the beneficial owner of 5% or more of the issued and outstanding Common Stock other than the Officers and Directors listed below.

                                              Amount & Nature
                         Name & Address        of Beneficial       Percent
  Title of Class      of Beneficial Owner        Ownership         of Class

  $.001 Par             Paul Roebling A Trust      10,330,000(1)     23.0%
  Value Common          c/o Bank of New York
  Stock                 530 5th Avenue
                        New York, NY 10021

  $.001 Par             Edward J. Names             3,658,000         8.1%
  Value Common          216 16th Street, #730
  Stock                 Denver, CO 80202
  _____________

  (1) Includes 2,000,000 shares held in the name of the estate of Paul Roebling individually and 8,330,000 shares in the name of Paul Roebling A Trust.

  (b) Security Ownership of Management. The following table sets forth the number and percentage of shares of Company's $.001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of Alfa, and by all Directors and Officers of Alfa as a group, as of August 29, 1997:

                                Amount & Nature
     Name of                    of Beneficial                 Percent
  Beneficial Owner              Ownership (1)                 of Class

  Edward J. Names               3,658,000                       8.1%

  C.L. Nordstrom                  891,500                       2.0%

  Dennis R. Staal               2,000,000                       4.5%

  H. Wayne Hoover                 550,000                       1.2%

  All Officers and
  Directors as a Group
  (4 Persons)                   7,099,500                      15.8%
  _______________

  (1) Each of the individuals named own all of the shares listed of Alfa's Common Stock directly and of record unless otherwise indicated.

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

  As a matter of policy, directors who are not employees of the Company may receive finder's fees or commissions if they present a property or prospect to the Company which is considered acceptable to a majority of disin-terested board members. Such commissions or finder's fees will be determined on a case by case basis if a transaction is consummated with regard to such prospect or property.

  In fiscal year 1992, the Company's chief financial officer, acting through another corporation, formed a company called Meteor Developments of Indiana, Inc. ("MDI"), which contracted with various parties to operate certain oil and gas properties in Indiana. MDI then contracted with Alfa's subsidiary (also called Meteor) to provide certain operating services. In September 1992, the chief financial officer sold his shares in MDI to an unrelated third party. In August, 1994, Alfa's subsidiary and the Company's president and chief financial officer were named as defendants, with several other parties, in litigation brought by the Natural Resources Commission of the State of Indiana. Generally, Alfa's subsidiary and the Company's officers were named because of assumed association with and control over MDI, which was alleged to have improperly maintained and abandoned certain oil wells in Indiana. The lawsuit was settled by payment of $10,000 in fiscal 1996.

  In 1994, a Company director (former president) and the chief financial officer organized a corporation ("Industries") which occupies office space with Alfa and its subsidiaries and now provides accounting and admin-istrative services to them. Prior to January, 1996, Alfa had provided administrative services to Industries, and through December, 1996, Meteor was the lessee for this space and sublet it to Industries and other related parties. In January 1997, Industries assumed the lease. Alfa continues to pay $400 per month and Meteor assigned its rent deposit of approximately $1,400 to Industries in consideration for its lease assumption. Rental and overhead charges to Meteor Industries, Inc. ("Industries") amounted to $25,982 in fiscal 1996. At May 31, 1996, Industries and a subsidiary were indebted to Alfa's subsidiary (Meteor) for $35,126, which was collected in July, 1996. Additionally, Alfa's subsidiary received $700 and $1,275 from Yellow Queen (a corporation in which the Company's president, chief financial officer and its former president have ownership) for rent in 1997 and in 1996.

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

  In January, 1996, Alfa's subsidiary's employees became employees of Industries. Industries has since provided Alfa and Meteor with certain administrative services, for which it charged $9,606 in fiscal 1997. At May 31, 1997, Alfa was indebted to Industries for $407, and Yellow Queen was indebted to Alfa for $280. At May 31, 1997, Alfa and Alfa's subsidiary recognized expenses in the amount of $9,606 for all services rendered by Industries in fiscal 1996.

  (b)   TRANSACTIONS WITH PROMOTERS.  Not applicable.

  (c) CERTAIN BUSINESS RELATIONSHIPS. H. Wayne Hoover, a member of Alfa's Board of Directors and its Secretary, is a partner of SHF Partnership, which is an investment partnership. SHF Partnership, was a co-working interest owner and SHF Operating Company was the operator of certain of Alfa's oil and gas properties located in Weld County, Colorado. Alfa sold or promoted this working interest several years ago to SHF Partnership on terms which in the judgment of Alfa's Board of Directors were at least as favorable as could be obtained from unaffiliated third parties. As a co-working interest owner, SHF Partnership had participated in the drilling of approximately seven wells in which Alfa has or had an interest.

  (d) INDEBTEDNESS OF MANAGEMENT. Except as described above, no Director or Executive Officer of Alfa, nominee for election as a Director, any immediate family member of the above, any affiliated corporation, organization, trust or estate was indebted to Alfa in excess of $60,000 at any time since the beginning of Alfa's last fiscal year.

  (e)   TRANSACTIONS WITH PROMOTERS.  Not applicable.

                                    PART IV


  ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  Documents filed as part of this Report:

       (1)    The following Financial Statements are filed as part of this
  Report:
                                                                   Page

        Independent Auditor's Report. . . . . . . . . . .           F-1

        Consolidated Balance Sheet, May 31,
         1997. . . . . .  . . . . . . . . . . . . . . . .           F-2

        Consolidated Statements of Operations for the
         years ended May 31, 1997 and 1996. . . . . . . .           F-3


        Consolidated Statements of Changes in Stock-
         holders' Equity for the years ended May 31,
         1997 and 1996. . . . . . . . . . . . . . . . . .           F-4

        Consolidated Statements of Cash Flows for the
         years ended May 31, 1997 and 1996. . . . . . . .           F-5

        Notes to Consolidated Financial Statements. . . .           F-6

  All other Financial Statements Schedules are omitted because they are not required, are inapplicable or the information is included in the financial statements or notes thereto.

       (3)     EXHIBITS.
                                                                   Page(1)

        3.     Articles of Incorporation and Bylaws (incorporated
               by reference to Exhibits 4 and 5, respectively, to
               Registration Statement No. 2-73529). . . . . . . . .   --

        3.1    Articles of Amendment(3) . . . . . . . . . . . . . .   --

        3.2    Articles of Amendment(4) . . . . . . . . . . . . . .   --

        4.     Instruments Defining the Rights of security Holders,
               Including Indentures (see Exhibit 3. above). . . . .   --

        9.     *  . . . . . . . . . . . . . . . . . . . . . . . . .   --

        10.01  Employment Agreement between the Company and Ilyas
               Chaudhary (incorporated by reference to Exhibit 14
               to Registration Statement No. 2-73526 ). . . . . . .   --

        10.02  Stock Option Plan (Incorporated by reference to
               Exhibit 16 to Registration Statement No. 2-73526). .   --

        10.03  Amended Stock Option Plan, dated
               May 26, 1982(2). . . . . . . . . . . . . . . . . .     --

        10.04  Bargain Stock Option Plan, dated May 26, 1982(2) .     --

        10.05  Employment Agreement between Alfa and William G.
               Kimball(2) . . . . . . . . . . . . . . . . . . . .     --

        10.06  Option Agreements between the Company and
               William G. Kimball(2). . . . . . . . . . . . . . .     --

        10.07  Employment Agreement between the Company and
               Michael G. Langton(2). . . . . . . . . . . . . . .     --

        10.08  Option Agreement between the Company
               and Michael G. Langton(2). . . . . . . . . . . . .     --

        10.09  Employment Agreement between the
               Company and Edward J. Names(2) . . . . . . . . . .     --

        10.10  Option Agreement between the Company
               and Edward J. Names. . . . . . . . . . . . . . . .     --

        10.11  Employment Agreement between the
               Company and Theodore E. Dann(2). . . . . . . . . .     --

        10.12  Stock Purchase Agreement between Alfa and Petro
               Quest, Inc. (incorporated by referenced to Exhibit
               B to Schedule 13d filed by Alfa on or about
               February 12, 1986(5) . . . . . . . . . . . . . . .     --

       10.13   Purchase Agreement between Alfa and Bordeaux
               Petroleum Corporation dated February 28, 1991
               (incorporated by reference to Exhibit 1 to Form
               8-K filed by Alfa in March, 1991). . . . . . . . .     --

       10.14   Stock Purchase Agreement between Alfa and Meteor
               Developments, Inc. dated February 28, 1991
               (incorporated by reference to Exhibit 2 to Form
               8-K filed by Alfa in March, 1991). . . . . . . . .     --

       11.     *  . . . . . . . . . . . . . . . . . . . . . . . .

       12.     *  . . . . . . . . . . . . . . . . . . . . . . . .

       13.     *  . . . . . . . . . . . . . . . . . . . . . . . .

       18.     *  . . . . . . . . . . . . . . . . . . . . . . . .

       19.     *  . . . . . . . . . . . . . . . . . . . . . . . .

       22.     List of Subsidiaries (2) . . . . . . . . . . . . .     --

       23.     *  . . . . . . . . . . . . . . . . . . . . . . . .

       24.     *  . . . . . . . . . . . . . . . . . . . . . . . .

       25.     *  . . . . . . . . . . . . . . . . . . . . . . . .

      28(a).   Stock Purchase Agreement between Ilyas Chaudhary
               and Edward J. Names (incorporated by reference to
               Exhibit 28(a) to Form 8-K filed by Alfa on or about
               May 31, 1983)(2). . . . . . . . . . . . . . . . . .    --

      28(b).   Voting Agreement between Bushra
               Chaudhary and Edward J. Names (incor-
               porated by referenced to Exhibit 28(b)
               to Form 8-K filed by Alfa on or about
               May 31, 1983)(2). . . . . . . . . . . . . . . . . .    --

      28(c).   Stock Subscription Agreement between
               the Company and the Paul Roebling A
               Trust (incorporated by reference to
               Form 8-K)(2). . . . . . . . . . . . . . . . . . . .    --

       * Not applicable.

 (1) Page number in sequential numbering system (required on manually signed copy only).

 (2) Previously filed as exhibits to Alfa's Form 10-K for the fiscal year ended May 31, 1983.

 (3) Previously filed as exhibits to Alfa's Form 10-K for the fiscal year ended May 31, 1984.

 (4) Previously filed as exhibits to Alfa's Form 10-K for the fiscal year ended May 31, 1985.

 (5) Previously filed as exhibits to Alfa's Form 10-K for the fiscal year ended May 31, 1986.

      (b)  Reports on Form 8-K.   None

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALFA RESOURCES INC.

                                             /signed/ C. L. Nordstrom
  Dated: August 29 1997                  By ____________________________
                                            C.L. Nordstrom, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                                             /signed/ C. L. Nordstrom
  Dated: August 29, 1997                By ______________________________
                                           C.L. Nordstrom, President,
                                           Chief Executive Officer and,
                                           Director

                                            /signed/ Dennis R. Staal
  Dated: August 29, 1997                By _____________________________
                                           Dennis R. Staal, Principal
                                           Financial and Accounting
                                           Officer

                                             /signed/ Edward J. Names
  Dated: August 29, 1997                By _____________________________
                                           Edward J. Names, Director

                                           /signed/ H. Wayne Hoover
  Dated: August 29, 1997                By ____________________________
                                           H. Wayne Hoover, Secretary
                                           and Director

                                WILLIAM G. LAJOIE, P.C.
                             CERTIFIED PUBLIC ACCOUNTANT
                        5961 SOUTH MIDDLEFIELD ROAD, SUITE 100
                               LITTLETON, COLORADO 80123
                                    (303) 798-3991

                             INDEPENDENT AUDITOR'S REPORT

  The Board of Directors
  Alfa Resources, Inc.

  I have audited the accompanying consolidated balance sheet of Alfa Re-sources, Inc., as of May 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

  In my opinion the consolidated financial statements referred to above present fairly in all material respects, the financial position of Alfa Resources, Inc., as of May 31, 1997, and the results of its operations and its cash flows for the years ended May 31, 1997 and 1996, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses in prior years, has sold most of its oil and gas properties and has practically no working capital, the effects of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ William G. LaJoie
  William G. Lajoie, P.C.
  Littleton, Colorado
  August 27, 1997

                                ALFA RESOURCES, INC.
                             CONSOLIDATED BALANCE SHEET
                                    MAY 31, 1997

                                       ASSETS

  CURRENT ASSETS:
   Cash and cash equivalents                           $   37,143
   Accounts receivable-trade                                1,858

       Total current assets                                39,001

   Oil and gas properties, using the full cost
     method (note 7)                                    1,430,126
   Less - depletion, depreciation, and
     amortization and valuation allowance              (1,413,022)

                                                           17,104

   Other assets                                             7,616

       TOTAL ASSETS                                     $  63,721


              LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable (note 6)                            $   2,634
   Dividends payable (Note 8)                              26,673
   Accrued expenses                                         7,950

       Total current liabilities                           37,257

   Stockholders' equity (Notes 3 and 8):
     Preferred stock, $1.00 par value; authorized
     10,000,000 shares; 292,947 shares issued and
     outstanding                                          292,947

   Common stock, $.001 par value; authorized
     150,000,000 shares; issued and outstanding
     44,865,212 shares                                     44,865
   Additional paid-in capital                           2,421,976
   Accumulated deficit                                 (2,733,324)

       Total stockholders' equity                          26,464

       TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                     $    63,721

  The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 1997 AND 1996

                                                  1997            1996
  REVENUES:
   Oil and gas sales                           $    39,026      $ 129,598
   Gain (loss) on sale of oil and mineral
     properties                                         --        210,602
   Management fees                                   7,239         13,730
   Interest and other income                        13,487          3,944

                                                    59,752        357,874

  EXPENSES:
   Production                                       24,084        103,272
   General and administrative (Note 6)              41,239         93,823
   Depletion, depreciation and amortization          4,000         16,362
   Interest                                             --         14,923
   Litigation settlement (Note 6)                       --         10,000

                                                    69,323        238,380

   Income (Loss) before minority interest
    and extraordinary item                          (9,571)       119,494

   Minority interest (income) expense                   --         69,619

  Net income (loss) before extraordinary item       (9,571)        49,875

  Extraordinary item - debt extinguishment (Note 4)     --        365,814

       NET INCOME (LOSS)                       $    (9,571)     $ 415,689

  Net income (loss) per share, before
   extraordinary item                          $        *       $       *

  Net income per share from extraordinary
   item                                        $        *       $     .01

  Net income (loss) per share                  $        *       $     .01

  Weighted average shares outstanding          44,865,212      44,865,212

     *less than $(.01) or $.01  per share

  The accompanying notes are an integral part of the financial statements

                                ALFA RESOURCES, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                 EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 1997 AND 1996

                                                    Additional
                Preferred Stock     Common Stock     Paid In    Accumulated
               Shares     Amount  Shares    Amount   Capital       Deficit

Balance
 May 31, 1995  240,875  $240,875 44,865,212 $44,865 $2,409,636  $(3,139,442)

Net income          --       --         --       --        --       415,689

Balance
 May 31, 1996  240,875  $240,875 44,865,212 $44,865 $2,409,636  $(2,723,753)

Elimination
 of minority
 interest       52,072  $ 52,072        --       --     12,340           --
(Note 8)

Net loss            --        --        --       --         --       (9,571)

Balance
 May 31, 1997  292,947  $292,947 44,865,212 $44,865 $2,421,976  $(2,733,324)

  The accompanying notes are an integral part of the financial statements.

                                ALFA RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 1997 AND 1996

                                                        1997          1996
  Cash provided by (used in) operations
   Net Income (loss)                                  $ (9,571)    $ 415,689
    Adjustments to reconcile to cash provided
      by operations:
     Gain attributable to minority interests                --        69,619
     Amortization of debt discount                          --        14,923
     Debt extinguishment                                    --      (365,814)
     Depletion, depreciation and amortization            4,000        16,362
     Gain on sale of mineral properties                     --      (210,602)
   (Increase)decrease in other assets                    1,422         4,284
   (Increase) decrease in receivables                   41,614       (14,305)
   (Decrease) in accounts payable                      (28,292)      (41,235)
   (Decrease) in accrued expenses                       (1,820)       (1,906)

        Cash provided by (used in) operations            7,353      (112,985)

  Cash provided by (used in) investing activities:

     Purchase of oil and gas equipment                      --          (346)
     Proceeds from sale of oil & gas properties             --         9,966

        Cash provided by investing activities               --         9,620

  Net increase (decrease) in cash and cash
   equivalents                                           7,353      (103,365)

  Cash and cash equivalents, beginning of year          29,790       133,155

  Cash and cash equivalents, end of year              $ 37,143      $ 29,790

  Supplemental information:

  (1) There were no income taxes or interest paid in 1997 or 1996.

  (2) Non-cash transactions

       1997 -- $11,409 of oil and gas properties were assigned for settlement of trade payables. Preferred stock of Alfa which had been owned by a subsidiary was distributed to the subsidiary's shareholders which resulted in an increase in preferred stock of $52,072 and additional paid in capital of $12,340 and a reduction in receivables of $5,207 and elimination of the minority interest of $69,619. These changes had been previously reported in Form 10-QSB as financing activities.

       1996 -- $302,717 of oil and gas properties were sold for settlement of trade payables and elimination of accruals for future dismantlement costs of $149,169 and $153,548, respectively. Additionally, in conjunction with the disposal of certain oil properties, notes payable to unrelated parties solely from overriding royalties were extinguished in the amount of $365,814.

  The accompanying notes are an integral part of the financial statements.

                                ALFA RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MAY 31, 1997 AND 1996

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION AND BASIS OF ACCOUNTING

  The financial statements include the accounts of Alfa Resources, Inc., (Alfa or the Company); its wholly owned subsidiary, Granite Alfa Corporation (Granite Alfa); and an 80% owned subsidiary, Meteor Developments, Inc. (Meteor, Alfa's subsidiary).

  The accompanying financial statements have been prepared on the basis of a going concern. However, the Company has depleted its working capital because of past operating losses, and has experienced the loss of produc-tion income because most of its oil and gas properties have been sold. At May 31, 1997, the Company had working capital in the amount of only $1,744. Certain current production revenue is being withheld by operators to liquidate trade payables, and this situation is expected to continue through fiscal 1998. Management intends to use unencumbered production revenue and possibly other sources to meet reduced administrative costs and continue in operation, but this cannot be assured. A decrease in the price of oil or other unexpected circumstances could cause operations to cease within a short period of time.

  As disclosed elsewhere, management has sold all of Meteor's oil and gas properties, basically liquidating Meteor. Management has also sold some of Alfa's properties, and intends to use it as a merger candidate. Granite Alfa is no longer an operating entity, and has no assets or liabilities at May 31, 1997.

  OIL AND GAS ACCOUNTING

  The Company accounts for oil and gas properties using the "full cost" method. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized, including costs of unsuccessful activities. Oil and gas properties are depleted using the units-of-production method based on the ratio of current period production to estimated proved oil and gas reserve quantities. No gain or loss resulting from the disposition of oil and gas properties is recognized unless the relationship between capitalized costs and reserves in the cost center is significantly changed.

  In 1996, Meteor assigned its interest in its remaining oil properties and recognized a gain on sale of $210,602. Consideration received included cash, settlement of trade payables, and elimination of accrued dismantlement costs.

  In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission
  (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the years ending May 31, 1997 and 1996.

  Revenue from oil and gas production is recognized upon sale to unaffiliated purchasers.

                                ALFA RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MAY 31, 1997 AND 1996
                                   (Continued)

  OFFICE FURNITURE AND EQUIPMENT

  The Company depreciated furniture and equipment over its estimated useful life (generally seven years) using an accelerated method. As of May 31, 1997, all furniture and equipment have been fully depreciated.

  CASH EQUIVALENTS

  Cash equivalents include money-market accounts or other highly-liquid debt instruments with an original maturity of three months or less. At May 31, 1997, cash equivalents included money-market accounts of $23,407.

  MAJOR CUSTOMERS

  The Company had major purchasers of oil in 1997 and 1996 as follows:

                     PURCHASER       1997         1996

                         A            --%          56%
                         B             7%          18%
                         C            40%          --%
                         D            47%          27%
                         E             1%          11%

  The Company has sold its properties whose production was purchased by Purchaser A (see Note 6). At May 31, 1997, Purchaser C owed the Company $515 and Purchaser D owed the Company $967.

  MINORITY INTEREST

  The minority interest in Alfa's subsidiary's common stock (approximately 20%) was reduced to zero in fiscal year 1995 in recognition of its share of Alfa's subsidiary's net loss to that extent, but was not reduced below zero since there was no guarantee of debt or commitment to contribute additional capital by the minority shareholders. In fiscal year 1996, the minority interest increased by $69,619 in recognition of its share of current year income and to record its share of previously unrecognized losses. In fiscal year 1997, Meteor distributed 52,072 shares of preferred stock of Alfa to its minority shareholders, and the rights to a declared dividend of $5,207, as a liquidating dividend, and management intends to formally dissolve Meteor in fiscal 1998. Because of this and the fact that Meteor has no net assets, the minority interest has been eliminated, and the excess of its carrying value over assets distributed recorded as additional paid-in capital.

  USE OF ESTIMATES

  Preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates, and actual results
  could differ from these estimates.   The unaudited oil and gas reserve
  estimates prepared by management should be considered as reasonably possible to change, as indicated in Note 7, which can affect depletion and the net carrying value of oil and gas properties.

                                ALFA RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MAY 31, 1997 AND 1996
                                   (Continued)

  INCOME (LOSS) PER SHARE

  For the years ended May 31, 1997, and 1996, income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the year. Shares issued to insiders are considered to be outstanding from the beginning of the fiscal year
  issued.   Common stock equivalents represented by options are not included as shares outstanding if their effect is antidilutive, or if estimated market value has not exceeded exercise price.

  2.  INCOME TAXES

  The Company and its subsidiaries file a consolidated income tax return. Investment tax credits were accounted for using the flow-through method. In 1996, the remaining ceiling adjustments of approximately $248,600 and the accrued dismantlement costs are considered to have reversed upon disposal of oil and gas properties. These were no significant temporary difference between amounts reported for financial reporting purposes and those reported for income tax purposes in 1997. Due to uncertainty as to whether the Company will continue as a going concern and realize its net deferred tax asset, the Company has established a valuation allowance for its entire amount.

  Deferred income taxes and benefits reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax laws. The significant items comprising the Company's deferred tax assets are as follows:
                                                   1997          1996

  Operating loss carryforwards                  $1,014,000   $1,007,800

  Any change in majority ownership of the Company will significantly limit the amount of the net operating loss which may be used.

  As of May 31, 1997, the Company had available estimated tax operating loss carryovers which expire as follows:

    Originating Year              Carryover           Expiration

        1983                        640,400               1998
        1984                        187,600               1999
        1985                        238,000               2000
        1986                         86,500               2001
        1987                        283,400               2002
        1988                        147,400               2003
        1989                        108,600               2004
        1990                         87,500               2005
        1991                          8,100               2008
        1993                        513,200               2009
        1995                        130,200               2010
        1997                          8,200               2012
                                 $2,439,100

                                ALFA RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MAY 31, 1997 AND 1996
                                   (Continued)

  3.  STOCK OPTIONS

  On September 30, 1981, the Board of Directors approved the adoption of an Incentive Stock Option Plan (ISOP). The ISOP reserved 5,000,000 shares of the Company's $.001 par value common stock for grants to employees at exer-cise prices no less than the market value of the common stock on the date of grant. As of May 31, 1997, no options are outstanding. Options granted are exercisable for a period of five years or three months after an employee terminates his employment with the Company, whichever is sooner.

  On May 18, 1982, the Board of Directors established a Bargain Stock Option Plan (BSOP). The BSOP reserved 8,000,000 shares of the Company's $.001 par value common stock for grants to officers, directors and employees. The exercise price will be determined by the Compensation Committee of the Board of Directors, but in no event will the exercise price be less than $.12 per share. As of May 31, 1997, no options under this plan are outstanding or exercisable.

  In February, 1990, the directors of Alfa's subsidiary approved the adoption of an Incentive Stock Option Plan. The plan provides for issuance of up to 100,000 shares of the Company's common stock. The minimum option price is 100% of the fair market value of the stock at date of grant (110% for shareholders who own more than 10% of the stock of the Company). Stock options must be exercised within ten years of date of grant (five years for 10% shareholders). All options granted under this plan expired without being exercised and because this company is being liquidated, the plan is basically inoperative.

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

  5.  MANAGEMENT OF LIMITED PARTNERSHIP

  In November, 1982, Granite Alfa Corporation, a subsidiary of the Company, acting as the general partner, completed the sale of units in Rocky Mountain Developmental Oil and Gas, Ltd. 1982A. (the Partnership). Pursuant to the partnership agreement, Granite Alfa Corporation received $500 monthly as reimbursement for administrative and overhead expenses.

                                ALFA RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1997 AND 1996
                                   (Continued)

  Management and other fees for 1997 and 1996 amounted to $6,103 and $6,000, respectively. At May 31, 1996, the Partnership owed Granite Alfa $3,000, and this amount is included in accounts receivable at that date. The partnership was dissolved for accounting purposes in fiscal 1997, and although not legally dissolved, Granite Alfa had no assets or liabilities at May 31, 1997.

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

  In 1994, a Company director (former president) and the chief financial officer organized a corporation ("Industries") which occupies office space with Alfa and its subsidiaries and now provides accounting and administrative services to them. Through December, 1996, Meteor was the lessee for this space and sublet it to Industries and other related parties. In January 1997, Industries assumed the lease. Alfa continues to pay $400 per month and Meteor assigned its rent deposit of approximately $1,400 to Industries in consideration for its lease assumption. Until January, 1996, Alfa had provided administrative services to Industries, and rental and overhead charges to Industries amounted to $25,982 in fiscal 1996. At May 31, 1997, Industries and a subsidiary were indebted to Alfa's subsidiary for $35,126, which was collected in July, 1996. Additionally, Alfa's subsidiary received $700 and $1,275 from Yellow Queen (a corporation in which the Company's president, chief financial officer and its former president have ownership) for rent in 1996 and in 1995.

  In January, 1996, Alfa's subsidiary's employees became employees of Industries. Industries has provided Alfa and Meteor with certain administrative services, for which it charged $9,606 in fiscal 1997. At May 31, 1997, Alfa was indebted to Industries for $407, and Yellow Queen was indebted to Alfa for $280. At May 31, 1997, Alfa and Alfa's subsidiary were indebted to Industries in the amount of $13,811 for all services rendered in fiscal 1996.

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

                                ALFA RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MAY 31, 1997 AND 1996
                                    (Continued)

  In fiscal 1996, Alfa and Alfa's subsidiary sold their interests in a producing unit in Wyoming (which accounted for 56% of oil and gas sales in 1996 and $11,854 of $26,326 in net income from oil and gas operations) to Yellow Queen for $8,400 in cash and a receivable of $1,300. Additionally, this transaction relieved Alfa and Alfa's subsidiary of future disman-tlement costs, which were being accrued over the productive life of the unit, and for which $33,048 had been accrued at May 31, 1995.

  7.  SUPPLEMENTAL OIL AND GAS FINANCIAL AND RESERVE INFORMATION (UNAUDITED)

  Reserve estimates for 1997 and 1996 were prepared by Company management. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expense, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change as future information becomes available.

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

  ANALYSIS OF CHANGES IN PROVED RESERVES

  Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States) as well as changes in proved reserves during the past two years are indicated below:
                                               Oil (Bbl)    Natural Gas (MCF)

  Reserves at May 31, 1995                      51,218            1,157

   Extensions and discoveries                       --               --
   Purchase of minerals in place                    --               --
   Sales of minerals in place                  (30,219)              --
   Production                                   (7,616)          (1,042)
   Revisions of previous estimates              (3,799)           1,245

   Reserves at May 31, 1996                      9,584            1,360

   Extensions and discoveries                       --               --
   Purchase of minerals in place                    --               --
   Sales of minerals in place                       --               --
   Production                                   (1,783)            (606)
   Revisions of previous estimates                  59             (754)

   Reserves at May 31, 1997                      7,860              -0-

                                ALFA RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MAY 31, 1997 AND 1996
                                  (Continued)

  There are no reserves attributable to partnership or minority interests at May 31, 1997, or 1996.

  All capitalized costs related to oil and gas activities at May 31, 1997 and 1996 are considered related to proved properties.

  OIL AND GAS OPERATIONS

  Depletion, depreciation and amortization per equivalent unit of production for the years ended May 31, 1997 and 1996 was $2.20 and $1.89, respec-tively.

  In 1997 and 1996, there were no acquisition, exploration or development costs incurred.

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

                                            1997            1996
  Future cash inflows                   $ 158,188        $ 197,761
  Future cash outflows:
   Production costs                      (107,269)        (130,632)

  Future net cash flows before
   future income taxes                     50,919           67,129

  Future income taxes                          --               --

  Future net cash flows                    50,919           67,129

  Adjustment to discount future
   annual net cash flows at 10%           (12,684)         (14,216)

  Standardized measure of discounted
   future net cash flows                $  38,235        $  52,913

                                ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MAY 31, 1997 AND 1996
                                   (Continued)

  The following table summarizes the principal factors comprising the changes in the standardized measure of discounted net cash flows for the years ended May 31, 1997 and 1996.

                                               1997            1996
  Standardized measure, beginning of
   period                                   $  52,913       $ 155,762
  Sales of oil and gas, net of
    production costs                          (14,942)        (26,326)
  Net change in sales prices, net of
   production costs                            (4,679)         10,347
  Changes in estimated future
    development costs                              --              --
  Purchases of minerals in place                   --              --
  Sales of minerals in place                       --         (65,819)
  Revisions of quantity estimates                (296)        (14,480)
  Accretion of discount                         5,291          15,576
  Other, including changes in production
   rates (timing)                                 (52)        (22,147)

  Standardized measure, end of period       $  38,235       $  52,913

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

  In fiscal 1997, as part of its planned liquidation, Meteor distributed the preferred shares of Alfa which it held to its shareholders (Alfa received 210,428 preferred shares and the minority shareholders received an aggregate 52,072 preferred shares). Shares distributed to Alfa are considered to be retired.

                                ALFA RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MAY 31, 1997 AND 1996
                                   (Continued)

  The Series A Preferred Stock has a par value and liquidation value of $1.00 per share, a cumulative 5% dividend and is redeemable solely by Alfa at 110% of par value. $50,337 in dividends were declared at May 31, 1993, of which only $2,261 has been paid (to Saba in 1994). Only dividends payable to outside parties (Saba and the minority interest shareholders in Meteor) are included in the accompanying balance sheet. Unpaid and undeclared dividends to outside parties amount to $62,251 at May 31, 1997.

  The president and former president of Alfa and its chief financial officer are officers of Alfa's subsidiary and constitute three of the five Board members.

  9.  GOVERNMENTAL AND ENVIRONMENTAL LAWS

  Alfa's activities are subject to extensive federal, state and local laws and regulations controlling not only the exploration for oil and gas, but also the possible effect of such activities upon the environment. Existing as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Since inception, Alfa has not made any material expenditures for environmental control facilities and does not expect to make any material expenditures during the current and following fiscal year. Management knows of no environmental damage for which the Company could be held liable, and believes that any plugging liabilities for existing properties will be adequately covered by salvage upon cessation of production.