Form 10QSB
period 1997-08-31
ALFA RESOURCES INC
filed 1997-10-16
CIK 354767

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended August 31, 1997.

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _______, 19__ to _____, 19__.

                 Commission File Number:  0-10157

                              ALFA RESOURCES, INC.
          ---------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in its Charter)

         COLORADO                                          84-0846529
 ------------------------------                      -----------------------
(State or Other Jurisdiction of                     (I.R.S. Employer Identi-
 Incorporation or Organization)                      fication Number)

                          216 SIXTEENTH STREET, SUITE 730
                               DENVER, COLORADO 80202
                      --------------------------------------
                      Address of Principal Executive Offices

                                  (303) 572-1135
                --------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

                                       N/A
                --------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

There were 44,865,212 shares of the Registrant's $.001 par value common stock outstanding as of August 31, 1997.

                             ALFA RESOURCES, INC.
                                BALANCE SHEET

                                  ASSETS

                                                August 31           May 31
                                                  1997               1997
CURRENT ASSETS
  Cash and cash equivalents                     $  36,359        $   37,143
  Accounts Receivable-trade, net of
   allowance for bad debts of                       1,578             1,858

          Total current assets                     37,937            39,001

Oil and gas properties using
 the full cost method                           1,447,289         1,447,289
  Less: depletion, depreciation, amortization
    and valuation allowance                    (1,431,985)       (1,430,185)

                                                   15,304            17,104

Other assets                                        7,616             7,616

             TOTAL ASSETS                       $  60,857        $   63,721


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                             $   14,056        $    2,634
  Dividends Payable                                26,673            26,673
  Accrued Expenses                                  7,950             7,950

     Total current liabilities                     48,679            37,257

Commitments and contingencies

SHAREHOLDERS' EQUITY (Deficit)
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued & outstanding                    292,947           292,947
  Common stock, $.001 par value; authorized
   150,000,000 shares; 44,865,212 shares
   issued and outstanding                          44,865            44,865
  Additional paid-in capital                    2,421,976         2,421,976
  Accumulated deficit                          (2,747,610)       (2,733,324)

  Total shareholders' equity (Deficit)             12,178            26,464

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY (DEFICIT)                 $   60,857        $   63,721

The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                           STATEMENTS OF OPERATIONS
                For the Three Months Ended August 31, 1997 and 1996

                                                    1997            1996
REVENUES
  Oil and gas sales                              $     4,945    $   11,121
  Management Fees                                         --         1,875
  Interest and other income                              273           290

     Total revenues                                    5,218        13,286

EXPENSES
  Production                                           4,534         9,048
  General and Administrative                          13,169        15,033
  Depletion, depreciation, amortization, and
    valuation allowance                                1,800         1,800
  Interest                                                --            --

     Total expenses                                   19,503        25,881

Gain on Sale of Assets                                    --         1,135

Income (loss) before minority  interest              (14,285)      (13,730)

(Gain) Loss Attributable to
 minority interest                                        --         3,441

Net Income (Loss)                                $   (14,285)    $ (10,289)

Net (Loss) per share                             $         *    $        *

Weighted average shares
  outstanding                                      44,865,212    44,865,212

The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                         STATEMENTS OF CASH FLOWS
             For the Three Months Ended August 31, 1997 and 1996

                                                      1997        1996
Cash provided by (used in) operations:
  Net Income (Loss)                                 $(14,285)   $(10,289)
     Adjustments:
      Minority Interest                                   --     (3,441)
      Depletion, depreciation and amortization         1,800       1,800
      (Increase) decrease in accounts receivable         280      18,381
      Increase (decrease) in accounts payable         11,421      10,324
      Increase (decrease) in accrued  expenses            --       (186)

 Cash provided by (used in) operations                  (784)     16,589

Cash provided by (used in) investing
  activities:
   Sale of oil and gas properties and equipment           --          --

   Cash provided by (used in)investing activities         --          --
Net increase (decrease) in cash                         (784)     16,589

Cash, beginning of period                             37,143      29,790

Cash, end of period                                 $ 36,359    $ 46,379

The accompanying notes are an integral part of the financial statements.

                            ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AUGUST 31, 1997

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

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the quarter ending August 31, 1997.

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

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Balance Sheet as of August 31, 1997, and the Statement of Operations and the Statement of Cash flow for the three months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1997, filed in the Company's Form 10-KSB annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At August 31, 1997, the Company had a working capital deficit in the amount of $10,742. Management's intent is to use the Company as a public shell merger candidate.

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

Cash flows provided (used) in operations for the three months ended August 31, 1997, and 1996, were $(784)and $16,589 respectively. The decrease in cash provided during the last period is principally due the Company's net loss.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO AUGUST 31, 1996

Alfa's oil and gas sales decreased 56% to $4,945 in 1997 from $11,121 in 1996. This decrease is primarily due to the sale of properties. Management fees decreased to $-0- in 1997 from $1,875 in 1996. This decrease is due to discontinuation of the services the Company was providing. Interest and other income decreased to $273 in 1997 from $290 in 1996.

Production expenses decreased 50% to $4,534 in 1997 from $9,048 in 1996. This decrease resulted primarily from sale of properties. General and Admin-istrative expenses decreased 12% to $13,169 in 1997 from $15,033 in 1996. This decrease is due to decreased activity of the Company and management's attempt to decrease expenses and other costs.

Since net operating revenues from Alfa's oil production are very sensitive to changes in the price of oil, it is difficult for management to predict whether or not the Company will be profitable in the future. Unless oil prices increase, the Company will not be able to produce its marginal properties and since management has reduced its services, total revenues will continue to decline.

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

                                    ALFA RESOURCES, INC.

                                       /signed/ C.L. Nordstrom
Dated: October 6, 1997              By____________________________
                                      C.L. Nordstrom, President

                                       /signed/  Dennis R. Staal
Dated: October 6, 1997              By____________________________
                                       Dennis R. Staal, Chief
                                       Financial and Accounting Officer
                                     -8-