Form 10QSB
period 1997-11-30
ALFA RESOURCES INC
filed 1998-01-08
CIK 354767

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended November 30, 1997.

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

There were 44,865,212 shares of the Registrant's $.001 par value common stock outstanding as of November 30, 1997.

                             ALFA RESOURCES, INC.
                                BALANCE SHEET

                                   ASSETS

                                                November 30        May 31
                                                   1997             1997
CURRENT ASSETS
  Cash and cash equivalents                     $    27,798      $   37,143
  Accounts Receivable-trade, net of
   allowance for bad debts of                         1,578           1,858

          Total current assets                       29,376          39,001

Oil and gas properties using
 the full cost method                             1,447,289       1,447,289
  Less: depletion, depreciation, amortization
    and valuation allowance                      (1,433,785)     (1,430,185)

                                                     13,504          17,104

Other assets                                          7,616           7,616

             TOTAL ASSETS                       $    50,496      $   63,721


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                              $     9,181      $    2,634
  Dividends Payable                                  26,673          26,673
  Accrued Expenses                                    7,950           7,950

     Total current liabilities                       43,804          37,257

Commitments and contingencies

SHAREHOLDERS' EQUITY (Deficit)
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued & outstanding                      292,947         292,947
  Common stock, $.001 par value; authorized
   150,000,000 shares; 44,865,212 shares
   issued and outstanding                            44,865          44,865
  Additional paid-in capital                      2,421,976       2,421,976
  Accumulated deficit                            (2,753,096)     (2,733,324)

  Total shareholders' equity (Deficit)                6,692          26,464

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY (DEFICIT)                 $     50,496      $   63,721

The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                           STATEMENTS OF OPERATIONS
                For the Three Months Ended November 30, 1997 and 1996

                                                    1997            1996
REVENUES
  Oil and gas sales                              $  8,530       $    9,770
  Management Fees                                      --            1,125
  Interest and other income                           230               95

     Total revenues                                 8,760           10,990

EXPENSES
  Production                                        6,991            1,139
  General and Administrative                        5,455           (8,096)
  Depletion, depreciation, amortization, and
    valuation allowance                             1,800            1,800

     Total expenses                                14,246           (5,157)

Gain on Sale of Assets                                 --            1,135

Income (loss) before minority  interest            (5,486)          17,282

(Gain) Loss Attributable to
 minority interest                                     --           (3,441)

Net Income (Loss) before discontinued operations $ (5,486)       $  13,841

Loss from discontinued operations                $     --        $  (8,123)

Net Income (Loss)                                $ (5,486)       $   5,718

Net (Loss) per share                             $      *        $       *

Weighted average shares
  outstanding                                    44,865,212      44,865,212

The accompanying notes are an integral part of the financial statements.

                               ALFA RESOURCES, INC.
                             STATEMENTS OF OPERATIONS
                For the Six Months Ended November 30, 1997 and 1996

                                                    1997            1996
REVENUES
  Oil and gas sales                              $   13,475     $   20,891
  Management Fees                                        --          3,000
  Interest and other income                             503            385

     Total revenues                                  13,978         24,276

EXPENSES
  Production                                         11,525         10,187
  General and Administrative                         18,624          6,937
  Depletion, depreciation, amortization, and
    valuation allowance                               3,600          3,600

     Total expenses                                  33,749         20,724

Income (loss) before minority  interest             (19,771)         3,552

Net Income (Loss) before discontinued operations $  (19,771)     $   3,552

Loss from discontinued operations                $       --      $  (8,123)

Net Income (Loss)                                $  (19,771)     $  (4,571)

Net (Loss) per share                             $        *      $       *

Weighted average shares
  outstanding                                    44,865,212     44,865,212

The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                         STATEMENTS OF CASH FLOWS
             For the Six Months Ended November 30, 1997 and 1996

                                                      1997        1996
Cash provided by (used in) operations:
  Net Income (Loss)                                 $(19,771)   $ (4,571)
     Adjustments:
      Depletion, depreciation and amortization         3,600       3,600
      (Increase) decrease in accounts receivable         280      41,086
      (Increase) decrease in other assets                 --       6,409
      Increase (decrease) in accounts payable          6,547     (35,325)
      Increase (decrease) in dividends payable            --         210
      Increase (decrease) in accrued expenses             --      (9,524)

Cash provided by (used in) operations                 (9,344)      1,885

Cash provided by (used in) financing activities:
    Preferred stock                                       --      52,072
    Discontinued operations                               --      11,409
    Minority interest                                     --     (69,619)

Cash provided by (used in) financing activities           --      (6,138)

Net increase (decrease) in cash                       (9,344)     (4,253)

Cash, beginning of period                             37,143      29,790

Cash, end of period                                 $ 27,798    $ 25,537

The accompanying notes are an integral part of the financial statements.

                            ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION AND BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of a going concern. However, the Company has depleted its working capital because of past operating losses, and has experienced the loss of production income because most of its oil and gas properties have been sold. Management intends to use unencumbered production revenue and possibly other sources to meet admin-istrative costs and continue in operation, but this cannot be assured.
A decrease in the price of oil or other unexpected circumstances could cause operations to cease within a short period of time.

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

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the quarter ending November 30, 1997.

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

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Balance Sheet as of November 30, 1997, and the Statement of Operations and the Statement of Cash flow for the six months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1997, filed in the Company's Form 10-KSB annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At November 30, 1997, the Company had a working capital deficit in the amount of $(14,428). Management's intent is to use the Company as a public shell merger candidate.

Management intends to use unencumbered production revenue and other sources, such as sales proceeds, to meet administrative costs and continue in operation, but this cannot be assured. A decrease in the price of oil could cause operations to cease within a short period of time. If the Company is not able to sell assets and to settle its debts, the Company may not be able to continue in business.

Cash flows provided (used) in operations for the six months ended November 30, 1997, and 1996, were $(9,344)and $1,885 respectively. The decrease in cash provided during the last period is principally due the Company's net loss.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO NOVEMBER 30, 1996

Alfa's oil and gas sales decreased 13% to $8,530 in 1997 from $9,770 in 1996. This decrease is primarily due to decreased production. Management fees decreased to $-0- in 1997 from $1,125 in 1996. This decrease is due to discon-tinuation of the services the Company was providing. Interest and other income increased to $230 in 1997 from $95 in 1996.

Production expenses increased 514% to $6,991 in 1997 from $1,139 in 1996. This increase resulted primarily from workovers on the Company's properties. General and Administrative expenses increased to $5,455 in 1997 from $(8,096) in 1996. This increase is due to audit and professional fees.

Since net operating revenues from Alfa's oil production are very sensitive to changes in the price of oil, it is difficult for management to predict whether or not the Company will be profitable in the future. Unless oil prices increase, the Company will not be able to produce its marginal properties and since management has reduced its services, total revenues will continue to decline.

SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO NOVEMBER 30, 1996

Alfa's oil and gas sales decreased 35% to $13,475 in 1997 from $20,891 in 1996. This decrease is primarily due to loss of production. Management fees decreased to $-0- in 1997 from $3,000 in 1996. This decrease is due to discontinuation of the services the Company was providing. Interest and other income increased to $503 in 1997 from $385 in 1996.

Production expenses increased 13% to $11,525 in 1997 from $10,187 in 1996. This increase resulted primarily from workovers of properties. General and Admin-istrative expenses increased 168% to $18,624 in 1997 from $6,937 in 1996. This increase is due to audit and professional fees.

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

                                    By /s/ C.L. Nordstrom
Dated: January 6, 1998                 C.L. Nordstrom, President

Dated: January 6, 1998              By /s/ Dennis R. Staal
                                       Dennis R. Staal, Chief
                                       Financial and Accounting Officer