Form 10QSB
period 1998-02-28
ALFA RESOURCES INC
filed 1998-04-10
CIK 354767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended February 28, 1998.

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

There were 44,865,212 shares of the Registrant's $.001 par value common stock outstanding as of February 28, 1998.

                            ALFA RESOURCES, INC.
                                BALANCE SHEET

                                  ASSETS

                                                February 28        May 31
                                                   1998             1997
CURRENT ASSETS
  Cash and cash equivalents                     $    28,791      $   37,143
  Accounts Receivable-trade, net of
   allowance for bad debts of                         1,578           1,858

          Total current assets                       30,369          39,001

Oil and gas properties using
 the full cost method                             1,447,289       1,447,289
  Less: depletion, depreciation, amortization
    and valuation allowance                      (1,435,585)     (1,430,185)

                                                     11,704          17,104

Other assets                                          7,616           7,616

             TOTAL ASSETS                       $    49,689      $   63,721


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                              $    11,616      $    2,634
  Dividends Payable                                  26,673          26,673
  Accrued Expenses                                    7,950           7,950

     Total current liabilities                       46,239          37,257


Commitments and contingencies

SHAREHOLDERS' EQUITY (Deficit)
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued & outstanding                      292,947         292,947
  Common stock, $.001 par value; authorized
   150,000,000 shares; 44,865,212 shares
   issued and outstanding                            44,865          44,865
  Additional paid-in capital                      2,421,976       2,421,976
  Accumulated deficit                            (2,756,338)     (2,733,324)

  Total shareholders' equity (Deficit)                3,450          26,464

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY (DEFICIT)                 $     49,689      $   63,721

The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                           STATEMENTS OF OPERATIONS
                For the Three Months Ended February 28, 1998 and 1997

                                                    1998            1997
REVENUES
  Oil and gas sales                              $    5,721     $   11,010
  Management Fees                                        --          1,500
Interest and other income                               182            202

     Total revenues                                   5,903         12,712

EXPENSES
  Production                                          4,251          3,620
  General and Administrative                          3,094          3,750
  Depletion, depreciation, amortization, and
    valuation allowance                               1,800          1,800

     Total expenses                                   9,145          9,170

Net Income (Loss)                                $   (3,242)     $   3,542

Net (Loss) per share                             $      *        $       *

Weighted average shares
  outstanding                                    44,865,212     44,865,212

The accompanying notes are an integral part of the financial statements.

                               ALFA RESOURCES, INC.
                             STATEMENTS OF OPERATIONS
                For the Nine Months Ended February 28, 1998 and 1997

                                                    1998            1997
REVENUES
  Oil and gas sales                              $   19,196     $   31,901
  Management Fees                                        --          4,500
  Interest and other income                             685            587

     Total revenues                                  19,881         36,988

EXPENSES
  Production                                         15,776         13,807
  General and Administrative                         21,718         10,687
  Depletion, depreciation, amortization, and
    valuation allowance                               5,400          5,400

     Total expenses                                  42,894         29,894

Net Income (Loss) before discontinued operations $  (23,013)     $   7,094

Loss from discontinued operations                $       --      $  (8,123)
Net Income (Loss)                                $  (23,013)     $  (1,029)

Net (Loss) per share                             $        *      $       *

Weighted average shares
  outstanding                                    44,865,212      44,865,212

The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                         STATEMENTS OF CASH FLOWS
             For the Nine Months Ended February 28, 1998 and 1997

                                                      1998        1997
Cash provided by (used in) operations:
  Net Income (Loss)                                 $(23,013)   $ (1,029)
     Adjustments:
      Depletion, depreciation and amortization         5,400       5,400
      (Increase) decrease in accounts receivable         280      41,086
      (Increase) decrease in other assets                 --       6,409
      Increase (decrease) in accounts payable          8,981     (34,864)
      Increase (decrease) in dividends payable            --         210
      Increase (decrease) in accrued expenses             --      (9,524)

Cash provided by (used in) operations                 (8,352)      6,788

Cash provided by (used in) investing
  activities:
  Sale of oil and gas properties and equipment            --       3,286

Cash provided by (used in) investing activities           --       3,286

Cash provided by (used in) financing activities:
    Preferred stock                                       --      52,072
    Discontinued operations                               --       8,123
    Minority interest                                     --     (69,619)

Cash provided by (used in) financing activities           --      (9,424)

Net increase (decrease) in cash                       (8,352)        650
Cash, beginning of period                             37,143      29,790

Cash, end of period                                 $ 28,791    $ 30,440

The accompanying notes are an integral part of the financial statements.

                            ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION AND BASIS OF ACCOUNTING

The financial statements include the accounts of Alfa Resources, Inc., ("Alfa" or the "Company").

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

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the quarter ending February 28, 1998.

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

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Balance Sheet as of February 28, 1998, and the Statement of Operations and the Statement of Cash flow for the six months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1997, filed in the Company's Form 10-KSB annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At February 28, 1998, the Company had a working capital deficit in the amount of $15,870. Management's intent is to use the Company as a public shell merger candidate.

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

Cash flows provided (used) in operations for the nine months ended February 28, 1998, and 1997, were $(8,352) and $(6,788) respectively. The decrease in cash provided during the last period is principally due the Company's net loss.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO FEBRUARY 28, 1997

Alfa's oil and gas sales decreased 52% to $5,721 in 1998 from $11,010 in 1997. This decrease is primarily due to decreased production. Management fees decreased to $-0- in 1998 from $1,500 in 1997. This decrease is due to discontinuation of the services the Company was providing. Interest and other income decreased to $182 in 1998 from $202 in 1997.

Production expenses increased 17% to $4,251 in 1998 from $3,620 in 1997. This increase resulted primarily from workovers on the Company's properties. General and Administrative expenses decreased to $3,094 in 1998 from $3,750 in 1997. This decrease is due professional fees.

Since net operating revenues from Alfa's oil production are very sensitive to changes in the price of oil, it is difficult for management to predict whether or not the Company will be profitable in the future. Unless oil prices increase, the Company will not be able to produce its marginal properties and since management has reduced its services, total revenues will continue to decline.

NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO FEBRUARY 28, 1997

Alfa's oil and gas sales decreased 60% to $19,196 in 1998 from $31,901 in 1997. This decrease is primarily due to loss of production. Management fees decreased to $-0- in 1998 from $4,500 in 1997. This decrease is due to discontinuation of the services the Company was providing. Interest and other income increased to $685 in 1998 from $587 in 1997.

Production expenses increased 14% to $15,776 in 1998 from $13,807 in 1997. This increase resulted primarily from workovers of properties. General and Administrative expenses increased 103% to $21,718 in 1998 from $10,687 in 1997. This increase is due to audit and professional fees.

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

                                        /s/ C.L. Nordstrom
                                      By____________________________
Dated: April 9, 1998                   C.L. Nordstrom, President

                                         /s/ Dennis R. Staal
Dated: April 9, 1998                  By____________________________
                                         Dennis R. Staal, Chief
                                         Financial and Accounting
                                         Officer
                               -9-