Form 10-K
period 1998-05-31
ALFA RESOURCES INC
filed 1998-08-25
CIK 354767

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB

 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended  MAY 31, 1998

                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the transition period from ___________ to _____________

                      Commission File No. 0-10157

                           ALFA RESOURCES, INC.
     -----------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                               84-0846529
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)

             216 16th Street, Suite 780, Denver, Colorado 80202
       -----------------------------------------------------------
       (Address of Principal Executive Office, Including Zip Code)

Registrant's telephone number including area code: (303) 572-1136

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK,$.001 PAR VALUE
                      ----------------------------
                            Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to have filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]  No [ ]

As of August 15, 1998, 44,865,212 shares of common stock were outstanding. The aggregate market value of the common stock of the Registrant held by nonaffiliates on that date was approximately $.00 because the stock has not been actively traded in the past few years.

State Issuer's revenues for its most recent fiscal year: $27,499.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X

DOCUMENTS INCORPORATED BY REFERENCE:  None.

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

EMPLOYEES

As of May 31, 1998, Alfa had no employees, but uses the services of related entities for administrative purposes as needed.

ITEM 2.   PROPERTIES

(a)  OFFICE FACILITIES.  Alfa's principal offices are located at 216 16th
Street, Suite 780, Denver, Colorado 80202.   Alfa's monthly allocated rent is
$400 per month, expiring in 2000.

(b) OIL AND GAS PROPERTIES. Alfa hold interests in producing oil and gas leaseholds as of May 31, 1998, as follows:

                    Producing Properties       Non-Producing Properties
                    Gross           Net           Gross            Net
    State           Acres          Acres          Acres           Acres
    -----           -----          -----          -----           -----

California            40             1             --              --
Montana              320            21             --              --
New Mexico           640            34             --              --
North Dakota         160             1             --              --
Oklahoma             320            44             --              --
Texas                200             4             --              --
                   -----           ---            ----            ----
     Total         1,680           105             --              --

Net acres represent the gross acres in a lease or leases multiplied by Alfa's working interest in such lease or leases.

(b)(1)(A) PROVED OR PROVED DEVELOPED RESERVES. The following table sets forth the proved developed or proved undeveloped oil or gas reserves accumulated by Alfa, for the fiscal years ended May 31, 1998, May 31, 1997, and May 31, 1996. The reserve estimates and related values were prepared by management.

All such reserves are located in the continental United States.

                       1998             1997                1996
                  Oil      Gas     Oil        Gas      Oil       Gas
                 (Bbls)   (MCF)   (Bbls)     (MCF)    (Bbls)    (MCF)
                 ------   -----   ------     -----    ------    -----
Proved Reserves   4,206       0   7,860         0    9,584      1,360

Proved Devel-
 oped Reserves    4,206       0   7,860         0    9,584      1,360

No major discovery or other favorable or adverse event has occurred since May 31, 1998, which is believed to have caused a material change in the proved reserves of Alfa.

(b)(2) RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

(b)(3)(a) NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the fiscal years ended May 31, 1998, May 31, 1998, and May 31, 1996.

                            1998           1997         1996
                            -----          -----        -----
     Oil (Bbls)             1,357          1,783        7,616
     Gas (MCF)                519            606        1,042

The following table sets forth the average sales price and production cost per unit of production for the fiscal years ended May 31, 1998, May 31, 1997, and May 31, 1996.

                                        1998       1997      1996
                                        ----       ----      ----
     Average Sales Price:  Per
      Equivalent Barrel of Oil         $16.73     $21.42    $16.78

     Average Production (Lifting)
      Costs: Per Equivalent
      Barrel of Oil                    $16.12     $13.22    $13.37

During the periods covered by the foregoing tables, Alfa was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Alfa acted as a producer.

(b)(4) PRODUCTION WELLS AND ACREAGE. The following table sets forth Alfa's total gross and net productive oil and gas wells and developed acreage as of May 31, 1998:

A.  PRODUCTIVE WELLS(1).

                            OIL                         GAS
   State          Gross(2)         Net(3)      Gross(2)     Net(3)
   -----          --------         ------      --------     ------

California         --               --           8            .13
Montana             1              .07          --             --
New Mexico          4              .21          --             --
North Dakota        1              .01          --             --
Oklahoma            8             1.09          --             --
Texas               5              .12          --             --
                   --             ----         ----          ------

     Total         19             1.50           8            .13
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

B.   DEVELOPED ACREAGE.

         State              Gross        Net(1)
         -----              -----        ------
     California                 40           1
     Montana                   320          21
     New Mexico                640          34
     North Dakota              160           1
     Oklahoma                  320          44
     Texas                     200           4
                             -----         ---

           Total             1,680         105
____________

(1) A net acre is deemed to exist when the sum of the fractional ownership working interest owned in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(b)(5) UNDEVELOPED PROPERTIES. Alfa had no interest as of May 31, 1998 in undeveloped properties.

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

(b)(6) DRILLING ACTIVITY. Alfa drilled no productive or dry exploratory and development wells during the fiscal years ended May 31, 1998 and May 31, 1997.

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

        Quarter Ended             Bid High       Bid Low
        -------------             ---------      --------

     August 31, 1996               No Bid         No Bid
     November 30, 1996             No Bid         No Bid
     February 28, 1997             No Bid         No Bid
     May 31, 1997                  No Bid         No Bid
     August 31, 1997               No Bid         No Bid
     November 30, 1997             No Bid         No Bid
     February 28, 1998             No Bid         No Bid
     May 31, 1998                  No Bid         No Bid

The number of record holders of Common Stock of Alfa as of August 15, 1998, was approximately 546. Additional holders of Alfa's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No common stock dividends have been declared to date by Alfa, nor does Alfa anticipate declaring and paying common stock cash dividends in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses in current and prior years, and has sold property to satisfy debts.

Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At May 31, 1998, the Company had working capital in the amount of $(26,952). Management's intent is to use the Company as a merger candidate.

Management intends to use production revenue and other sources, such as property sales proceeds, to meet reduced administrative costs and continue in operation, but this cannot be assured. A further decrease in the price of oil could cause operations to cease within a short period of time. If the Company is not able to sell assets or production to pay its debts, the Company may not be able to continue in business.

Cash flows provided by (used in) operations for the fiscal years ended May 31, 1998, and 1997, were $(26,313) and $7,353 respectively.

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

Alfa has no proprietary software and has checked with the manufacturers of its software package and have been informed that new versions addressing the year 2000 problem will be available by the end of 1999. At this time Alfa has no reason to believe that there will be any significant problems or costs associated with the year 2000 problem.

RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 1998 COMPARED TO MAY 31, 1997

Oil and gas sales decreased 39% to $23,709 in 1998 from $39,026 in 1997. This decrease is mainly due to the elimination of production as producing properties were sold and the decrease in the selling price of oil. Equivalent barrels of oil produced decreased 24% to 1,417 in 1998 from 1,822 in 1997, the price of which decreased 20% to $16.73 in 1998 from $21.42 in 1997.

Production expenses decreased 5% to $22,851 in 1998 from $24,084 in 1997, and is due to decreased production. The cost of production per equivalent barrel of oil produced increased to $16.12 in 1998 from $13.22 in 1997 because of significant workover costs on one property. General and Administrative expenses decreased to $37,959 in 1998 from $41,239 in 1997, as a result of the Company's efforts to reduce costs. Depletion, depreciation and amortization has increased to $9,110 in 1998 from $4,000 in 1997; primarily because of a "ceiling" adjustment of $4,310.

Alfa had a net loss of $(42,422) in 1998 compared to net loss of $(9,571) in 1997 as a result of the above factors.

YEAR ENDED MAY 31, 1997 COMPARED TO MAY 31, 1996

Oil and gas sales decreased 70% to $39,026 in 1997 from $129,598 in 1996.
This decrease is mainly due to the elimination of production as producing properties were sold. Equivalent barrels of oil produced decreased 76% to 1,822 in 1997 from 7,732 in 1996, the price of which increased 28% to $21.42 in 1997 from $16.78 in 1996. Gain on sale of property decreased to $0 in 1997 compared to $210,602 in 1996, as no property was sold in 1997. Management fees and related revenues decreased from $13,730 in 1996 to $7,239 in 1997 as Granite Alfa, which has provided these services to a limited partnership was liquidated. Other income increased as a result of settlement of certain old
liabilities, which will not recur.   These decreases are expected to stabilize
in 1998, primarily because  the sale of major properties has ended.

Production expenses decreased 77% to $24,084 in 1997 from $103,272 in 1996, and is due to selling existing properties. The cost of production per equivalent barrel of oil produced decreased slightly to $13.22 in 1997 from $13.37 in 1997. General and Administrative expenses decreased to $41,239 in 1997 from $93,823 in 1996, as a result of the Company's efforts to reduce costs (e.g. elimination of employees, and natural decreases resulting from elimination of operations of Meteor Developments). Depletion, depreciation and amortization has decreased to $4,000 in 1997 from $16,362 in 1996. This decrease is due to sale of reserves. Interest expense decreased to $-0- in 1997 compared to $25,923 in 1996, as the amortization of debt discount was eliminated when the related notes payable were extinguished upon transfer of the property which financed their repayment, and which resulted in an extraordinary gain on extinguishment of debt of $365,814 in 1996.

Alfa had a net loss of $9,571 in 1997 compared to net income of $415,689 in 1996 as a result of the above factors.

EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by Alfa fluctuated significantly during the last year. Changes in the price that Alfa receives for its oil and gas is set by market forces beyond Alfa's control as well as governmental intervention. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like Alfa to increase its oil and gas asset base and become a significant participant in the oil and gas industry. Continued volatility or downward price pressure could cause the Company to cease operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at Pages F-1 through F-12 hereof.

ITEM 8.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

                                   PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a) IDENTIFICATION OF DIRECTORS. The following table sets forth the names and ages of all Directors of Alfa as of August 15, 1998, indicating all positions and offices with Alfa held by each such person, and any periods during which he has served as a Director.

                                              Period Served
      Name               Position          As Director of Alfa
      ----               --------          --------------------

H. Wayne Hoover          Director       January, 1984 to Present

C.L. Nordstrom           Director       January, 1981 to Present

Dennis R. Staal          Director       April 1, 1998 to Present

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

                              All Offices              Period Served
     Name           Age       With Company           As Officer of Alfa
     ----           ---       ------------           -------------------

C.L. Nordstrom      79       President            December, 1995 to Present

H. Wayne Hoover     55       Secretary            August, 1987 to Present

Dennis R. Staal     50       Treasurer            September, 1992 to Present

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

H. WAYNE HOOVER, 55, a Director since January, 1984, and Secretary since August, 1987, is a certified public accountant and received a Bachelors Degree in Accounting from Colorado State University in 1969. Since 1969, Mr. Hoover has been engaged in a public accounting practice in Greeley, Colorado. Currently, Mr. Hoover is an officer in Hoover, Harris & Co., P.C., CPA's, a Public Accounting Firm. Mr. Hoover's practice involves all aspects of public accounting including auditing, management advisory services, tax planning and tax return preparation.

C.L. NORDSTROM, 79, President and a Director, has been a Director of Alfa since its inception in 1981 and President since December, 1995. From June 1979 to March 1994, Mr. Nordstrom was a Director of Winco Petroleum Corporation, a publicly-held Colorado corporation engaged in oil and gas exploration and development. Since 1973, Mr. Nordstrom has been self-employed as a private investor. From 1970 until 1973, Mr. Nordstrom served as Manager of Operations for the Rocky Mountain District for Champlin Petroleum Company, a subsidiary of Union Pacific Railroad Company, including Petroleum Engineer and Division Petroleum Engineer with the Rocky Mountain Division. Mr. Nordstrom received a Bachelor of Science Degree in Geology and Engineering from Montana School of Mines in 1947.

DENNIS R. STAAL, 50, Treasurer and Director, is a graduate of the University of Nebraska, where he received a Bachelor of Science degree in Business Administration in 1970. From 1970 through 1973, he was a CPA with Arthur Andersen and Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984 he was Chief Financial Officer of High Plains Genetics, Inc. From 1984 through 1986, Mr. Staal was a Financial Consultant. From 1986 to 1991 Mr. Staal was Director
and President of Saba Petroleum Company.   Mr. Staal is  the owner and
president of Mystique Resources Company. Mr. Staal is also Secretary/Treasurer and director of Meteor Industries, Inc., an S.E.C. reporting company.

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

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information regarding the executive compensation for the Company's President and chief financial officer. No executive officer received compensation in excess of $100,000 for the fiscal year ended May 31, 1998.


                                  Summary Compensation Table

                                                   Long Term Compensation
                      Annual Compensation         Awards        Payouts
                                       Other    ----------  --------------    All
                                       Annual   Restricted  Options/          Other
Name & Principal                       Compen-  Stock       SARS     LTIP     Compen-
Position          Year  Salary  Bonus  sation   Award(s)    (Number) Payouts  sation
----------------  ----  ------  -----  -------  ----------  -------- -------  -------
C.L. Nordstrom,   1998  $    --   --   $5,971      --          --       --       --
President

Dennis R.Staal,   1998  $    --   --   $2,783      --          --       --       --
Treasurer

Compensation Pursuant to Plans. Alfa has two stock option plans in effect as of September 1, 1995, its "Amended Incentive Stock Option Plan" (ISOP) and its "1982 Bargain Stock Option Plan" (BSOP). Under the ISOP, the exercise price of the options granted must be at least equal to the market value of Alfa stock at the time of grant and under the BSOP the exercise price must be at least $.12 per share. A total of 5,000,000 shares of Alfa's Common Stock has been reserved for issuance pursuant to the ISOP and 8,000,000 shares of Alfa's Common Stock has been reserved for issuance under the BSOP. As of August 15,
1998, the only options issued have expired.   For additional information, see
Footnote 3 to the Company's financial statements.

No other compensation was paid or distributed pursuant to a plan during fiscal year ended 1998. Alfa has no other plans in existence other than those described herein.

COMPENSATION OF DIRECTORS. The Directors of Alfa who do not receive annual salaries from Alfa, receive fees of $350 per Board Meeting attended in person, and reimbursement for travel expenses. These fees may be increased or decreased from time to time by a majority vote of the Board of Directors. In addition, any Director who presents a prospect to Alfa which is acceptable to a majority of disinterested Board members or if a Director substantially assists in the sale of a Company property the Board may grant such a Director an overriding royalty interest, and/or pay such a Director a commission or finder's fee in varying amounts on a case-by-case basis. Commissions, if paid, are a minimum of two percent of the purchase or sale price of the property. Other than the fees mentioned above, no consulting fees, finder's fees or commissions were paid to Directors of Alfa during the fiscal year ended May 31, 1998. (See also Item 13(a), Transactions With Management and Others.)

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT. Alfa has no compensation plan or arrangement with any of its current or former Officers or Directors which results or will result from the resignation, retirement or any other termination by such individual of employment with Alfa.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth the number and percentages of shares of Alfa's $.001 par value Common Stock (its only class of voting securities) owned beneficially by any person, who as of August 15, 1998, is known to Alfa to be the beneficial owner of 5% or more of the issued and outstanding Common Stock other than the Officers and Directors listed below.

                                              Amount & Nature
                        Name & Address         of Beneficial       Percent
Title of Class        of Beneficial Owner        Ownership         of Class
--------------        -------------------     ----------------     --------

$.001 Par             Paul Roebling A Trust      10,330,000(1)     23.0%
Value Common          c/o Bank of New York
Stock                 530 5th Avenue
                      New York, NY 10021

$.001 Par             Edward J. Names             3,658,000         8.1%
Value Common          216 16th Street, #730
Stock                 Denver, CO 80202
_____________

(1) Includes 2,000,000 shares held in the name of the estate of Paul Roebling individually and 8,330,000 shares in the name of Paul Roebling A Trust.

(b) Security Ownership of Management. The following table sets forth the number of percentage of shares of Company's $.001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of Alfa, and by all Directors and Officers of Alfa as a group, as of August 15, 1998:

                              Amount & Nature
   Name of                    of Beneficial                 Percent
Beneficial Owner              Ownership (1)                 of Class
----------------              ----------------              --------

C.L. Nordstrom                    891,500                     2.0%

Dennis R. Staal                 2,000,000                     4.5%

H. Wayne Hoover                   550,000                     1.2%

All Officers and
Directors as a Group
(3 Persons)                     3,441,500                     7.7%
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

In 1994, a Company director (former president) and the chief financial officer organized a corporation ("Industries") which occupies office space with Alfa and now provides accounting and administrative services to Alfa. In 1998 and 1997, Industries charged Alfa $18,392 and $9,606, respectively for accounting and administrative services. Additionally, $2,500 was paid to a director (Chief Financial Officer) for accounting services related to S.E.C. filings.
A payment of $2,900 was also made to Industries as prepayment for preparation of the 1998 Form 10KSB. Prior to January, 1996, Alfa had provided administrative services to Industries, and through December, 1996, Meteor was the lessee for this space and sublet it to Industries and other related parties. In January 1997, Industries assumed the lease. Alfa continues to pay $400 per month and Meteor assigned its rent deposit of approximately $1,400 to Industries in consideration for its lease assumption. Rental and overhead charges to Meteor Industries, Inc. ("Industries") amounted to $375 in fiscal 1997. Additionally, Alfa's subsidiary received $0 and $700 from Yellow Queen (a corporation in which the Company's president, chief financial officer and its former president have ownership) for rent in 1998 and in 1997.

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

(a)  Documents filed as part of this Report:

     (1)    The following Financial Statements are filed as part of this
Report:

                                                                 Page

      Independent Auditor's Report. . . . . . . . . . . .         F-1

      Consolidated Balance Sheet, May 31,
       1998. . . . . .  . . . . . . . . . . . . . . . . .         F-2

      Consolidated Statements of Operations for the
       years ended May 31, 1998 and 1997. . . . . . . . .         F-3

      Consolidated Statements of Changes in Stockholders'
       Equity for the years ended May 31, 1998 and 1997 .         F-4

      Consolidated Statements of Cash Flows for the
       years ended May 31, 1998 and 1997. . . . . . . . .         F-5

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

     23.     *  . . . . . . . . . . . . . . . . . . . . . . . .

     24.     *  . . . . . . . . . . . . . . . . . . . . . . . .

     25.     *  . . . . . . . . . . . . . . . . . . . . . . . .

     27      Financial Data Schedule (filed herewith electronically)

     28(a).  Stock Purchase Agreement between Ilyas Chaudhary
             and Edward J. Names (incorporated by reference to
             Exhibit 28(a) to Form 8-K filed by Alfa on or about
             May 31, 1983)(2). . . . . . . . . . . . . . . . . . .    --

    28(b).   Voting Agreement between Bushra Chaudhary and
             Edward J. Names (incorporated by referenced to
             Exhibit 28(b) to Form 8-K filed by Alfa on or about
             May 31, 1983)(2). . . . . . . . . . . . . . . . . . .    --

    28(c).   Stock Subscription Agreement between
             the Company and the Paul Roebling A
             Trust (incorporated by reference to
             Form 8-K)(2) . . . . . . . . . . . . . . . . . . . . .   --

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

     (b)  Reports on Form 8-K.   None

                              WILLIAM G. LAJOIE, P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                      5961 SOUTH MIDDLEFIELD ROAD, SUITE 100
                             LITTLETON, COLORADO 80123
                                  (303) 798-3991




                            INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Alfa Resources, Inc.

I have audited the accompanying consolidated balance sheet of Alfa Resources, Inc., as of May 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion the consolidated financial statements referred to above present fairly in all material respects, the financial position of Alfa Resources, Inc., as of May 31, 1998, and the results of its operations and its cash flows for the years ended May 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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



/s/ William G. Lajoie, P.C.

William G. Lajoie, P.C.
Littleton, Colorado
July 30, 1998

                              ALFA RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET



          ASSETS
                                                     May 31,
                                             1998              1997
                                          ----------       -----------
CURRENT ASSETS:
 Cash and cash equivalents                $   10,830       $    37,143
 Accounts receivable-trade                     1,054             1,858
 Prepaid expense - related party (Note 4)      2,900                --

     Total current assets                     14,784            39,001

 Oil and gas properties, using the
  full cost method (note 5)                1,430,126         1,430,126
 Less - depletion, depreciation, and
  amortization and valuation allowance    (1,422,132)       (1,413,022)

                                               7,994            17,104

 Other assets                                  3,000             7,616

     TOTAL ASSETS                         $   25,778        $   63,721


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
 Accounts payable                         $   14,727        $    2,634
 Dividends payable (Note 6)                   26,673            26,673
 Accrued expenses                                336             7,950

     Total current liabilities                41,736            37,257

 Stockholders' equity (deficit) (Notes 3
   and 6): Preferred stock, $1.00 par
   value; authorized 10,000,000 shares;
   292,947 shares issued and
   outstanding                               292,947           292,947

  Common stock, $.001 par value;
   authorized 150,000,000 shares;
   issued and outstanding 44,865,212
   shares                                     44,865            44,865
 Additional paid-in capital                2,421,976         2,421,976
 Accumulated deficit                      (2,775,746)       (2,733,324)

     Total stockholders' equity (deficit)    (15,958)           26,464

     TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                           $   25,778       $    63,721


The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MAY 31, 1998 AND 1997

                                                1998            1997
                                             -----------      ---------
REVENUES:
 Oil and gas sales                           $    23,709      $  39,026
 Management fees                                      --          7,239
 Interest and other income                         3,790         13,487

                                                  27,499         59,752

EXPENSES:
 Production                                       22,851         24,084
 General and administrative (Note 4)              37,959         41,239
 Depletion, depreciation and amortization          9,110          4,000

                                                  69,920         69,323


     NET INCOME (LOSS)                       $   (42,422)     $  (9,571)


Net (loss) per share                         $        *       $       *

Weighted average shares outstanding          44,865,212      44,865,212


   *less than $(.01) per share

























The accompanying notes are an integral part of the financial statements

                           ALFA RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                              EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MAY 31, 1998 AND 1997

                                                              Additional
                    Preferred   Stock        Common Stock      Paid In    Accumulated
                    Shares      Amount     Shares     Amount   Capital      Deficit
                    ---------  --------  ----------  -------- ----------  ------------
Balance May 31,
 1996                240,875   $240,875  44,865,212  $44,865  $2,409,636   $(2,723,753)

Elimination of
 minority interest    52,072   $ 52,072          --       --      12,340            --
(Note 6)

Net loss                  --         --          --       --          --        (9,571)

Balance May 31,
  1997               292,947   $292,947  44,865,212  $44,865  $2,421,976   $(2,733,324)

Net loss                  --        --           --       --          --       (42,422)

Balance May 31,
 1998                292,947   $292,947  44,865,212  $44,865  $2,421,976   $(2,775,746)



























The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MAY 31, 1998 AND 1997


                                                      1998          1997
                                                    ---------    ----------
Cash provided by (used in) operations
 Net Income (loss)                                  $(42,422)    $  (9,571)
  Adjustments to reconcile to cash provided
    by operations:
  Depletion, depreciation and amortization             9,110         4,000
 (Increase) in prepaid expense                        (2,900)           --
 (Increase) decrease in other assets                   4,616         1,422
 (Increase) decrease in receivables                      804        41,614
 Increase (decrease) in accounts payable              12,093       (28,292)
 (Decrease) in accrued expenses                       (7,614)       (1,820)

      Cash provided by (used in) operations          (26,313)         7,353

Cash and cash equivalents, beginning of year          37,143        29,790

Cash and cash equivalents, end of year              $ 10,830      $ 37,143

Supplemental information:

(1) There were no income taxes or interest paid in 1998 or 1997.

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

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1998 AND 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION AND BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of a going concern. However, the Company has depleted its working capital because of past operating losses, and has experienced the loss of production income because most of its oil and gas properties have been sold. At May 31, 1998, the Company had a negative working capital in the amount ($26,952). Certain current production revenue is being withheld by operators to liquidate trade payables, and this situation is expected to continue through fiscal 1999. Management intends to use unencumbered production revenue and possibly other sources to meet reduced administrative costs and continue in operation, but this cannot be assured. The Company is seeking a merger partner and additional equity, but has not yet been successful. Further decreases in the price of oil or other unexpected circumstances could cause operations to cease within a short period of time.

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

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the year ending May 31, 1997, but $4,310 was recognized in fiscal 1998.

Revenue from oil and gas production is recognized upon sale to unaffiliated purchasers.

OFFICE FURNITURE AND EQUIPMENT

The Company depreciated furniture and equipment over its estimated useful life (generally seven years) using an accelerated method. As of May 31, 1998, all furniture and equipment have been fully depreciated.

CASH EQUIVALENTS

Cash equivalents include money-market accounts or other highly-liquid debt instruments with an original maturity of three months or less.

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1998 AND 1997
                                 (Continued)

MAJOR CUSTOMERS

The Company had major purchasers of oil in 1998 and 1997 as follows:

                   PURCHASER       1998         1997

                       A            42%          40%
                       B            47%          47%


MINORITY INTEREST

The minority interest in Alfa's subsidiary's common stock (approximately 20%) was reduced to zero in fiscal year 1995 in recognition of its share of Alfa's subsidiary's net loss to that extent, but was not reduced below zero since there was no guarantee of debt or commitment to contribute additional capital by the minority shareholders. In fiscal year 1996, the minority interest increased by $69,619 in recognition of its share of current year income and to record its share of previously unrecognized losses. In fiscal year 1997, Meteor distributed 52,072 shares of preferred stock of Alfa to its minority shareholders, and the rights to a declared dividend of $5,207, as a liquidating dividend, and management dissolved Meteor in fiscal 1998 (operations were discontinued in 1997). Because of this the minority interest has been eliminated, and the excess of its carrying value over assets distributed recorded as additional paid-in capital.

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

(LOSS) PER SHARE

For the years ended May 31, 1998, and 1997, (loss) per share is computed by dividing the net (loss) by the weighted average number of common shares outstanding during the year. Shares issued to insiders are considered to be
outstanding from the beginning of the fiscal year issued.   Common stock
equivalents represented by options are not included as shares outstanding if their effect is antidilutive, or if estimated market value has not exceeded exercise price.

                             ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1998 AND 1997
                                 (Continued)


2.  INCOME TAXES

The Company and its subsidiaries file a consolidated income tax return. Investment tax credits were accounted for using the flow-through method. These were no significant temporary difference between amounts reported for financial reporting purposes and those reported for income tax purposes in 1997 and 1998. Due to uncertainty as to whether the Company will continue as a going concern and realize its net deferred tax asset, the Company has established a valuation allowance for its entire amount.

Deferred income taxes and benefits reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax laws. The significant items comprising the Company's deferred tax assets are as follows:

                                                    1998        1997

     Operating loss carryforwards                $718,000    $1,014,000

Any change in majority ownership of the Company will significantly limit the amount of the net operating loss which may be used.

As of May 31, 1998, the Company had available estimated tax operating loss carryovers which expire as follows:

  Originating Year              Carryover           Expiration

      1984                        187,600               1999
      1985                        238,000               2000
      1986                         86,500               2001
      1987                        283,400               2002
      1988                        147,400               2003
      1989                        108,600               2004
      1990                         87,500               2005
      1991                          8,100               2008
      1993                        513,200               2009
      1995                        130,200               2010
      1997                          8,200               2012
      1998                         42,400               2013
                               ----------
                               $1,841,100

3.  STOCK OPTIONS

On September 30, 1981, the Board of Directors approved the adoption of an Incentive Stock Option Plan (ISOP). The ISOP reserved 5,000,000 shares of the Company's $.001 par value common stock for grants to employees at exercise prices no less than the market value of the common stock on the date of grant. As of May 31, 1998, no options are outstanding. Options granted are exercisable for a period of five years or three months after an employee terminates his employment with the Company, whichever is sooner.

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             May 31, 1998 and 1997
                                 (Continued)

On May 18, 1982, the Board of Directors established a Bargain Stock Option Plan (BSOP). The BSOP reserved 8,000,000 shares of the Company's $.001 par value common stock for grants to officers, directors and employees. The exercise price will be determined by the Compensation Committee of the Board of Directors, but in no event will the exercise price be less than $.12 per share. As of May 31, 1998, no options under this plan are outstanding or exercisable.

4.  RELATED PARTY TRANSACTIONS

In 1994, a Company director (former president) and the chief financial officer organized a corporation ("Industries") which occupies office space with Alfa and provides accounting and administrative services to Alfa (which no longer has employees). In 1998 and 1997, Industries charged Alfa $18,392 and $9,606 respectively, for accounting and administrative services. Additionally, $2,500 was paid to a director (Chief Financial Officer) for accounting services related to S.E.C. filings. Certain expenses are paid for the Company president for services rendered in lieu of salary, and amounted to $5,971 in fiscal 1998. A payment of $2,900 to Industries for preparation of the 1998 Form 10KSB is included in prepaid expenses at May 31, 1998. Through December, 1996, Meteor was the lessee for office space and sublet it to Industries and other related parties. In January 1997, Industries assumed the lease. Alfa continues to pay $400 per month and Meteor assigned its rent deposit of approximately $1,400 to Industries in consideration for its lease assumption. Until January, 1996, Alfa had provided administrative services to Industries, and rental and overhead charges to Industries amounted to $375 in fiscal 1997. Additionally, Alfa's subsidiary received $0 and $700 from Yellow Queen (a corporation in which the Company's president, chief financial officer and its former president have ownership) for rent in 1998 and in 1997.

5.  SUPPLEMENTAL OIL AND GAS FINANCIAL AND RESERVE INFORMATION (UNAUDITED)

Reserve estimates for 1998 and 1997 were prepared by Company management. Management cautions that there are many inherent uncertainties in estimating
proved reserve quantities and related revenues and expense,   and in
projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change as future information becomes available.

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

                              ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           May 31, 1998 and 1997
                                 (Continued)

ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States) as well as changes in proved reserves during the past two years are indicated below:

                                            Oil (Bbl)    Natural Gas (MCF)

Reserves at May 31, 1996                       9,584            1,360

 Extensions and discoveries                       --               --
 Purchase of minerals in place                    --               --
 Sales of minerals in place                       --               --
 Production                                   (1,783)            (606)
 Revisions of previous estimates                  59             (754)

Reserves at May 31, 1997                       7,860               --

 Extensions and discoveries                       --               --
 Purchase of minerals in place                    --               --
 Sales of minerals in place                       --               --
 Production                                   (1,357)            (519)
 Revisions of previous estimates              (2,297)             519

Reserves at May 31, 1998                       4,206              -0-

There are no reserves attributable to partnership or minority interests at May 31, 1998, or 1997.

All capitalized costs related to oil and gas activities at May 31, 1998 and 1997 are considered related to proved properties.

OIL AND GAS OPERATIONS

Depletion, depreciation and amortization (including the 1998 ceiling adjustment) per equivalent unit of production for the years ended May 31, 1998 and 1997 was $6.43 and $2.20, respectively.

In 1998 and 1997, there were no acquisition, exploration or development costs incurred.

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOW AND CHANGES THEREIN

The following table sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             May 31, 1998 and 1997
                                  (Continued)

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

                                          1998            1997

Future cash inflows                   $  56,843        $ 158,188
Future cash outflows:
 Production costs                       (47,796)        (107,269)

Future net cash flows before
 future income taxes                      9,047           50,919

Future income taxes                          --               --

Future net cash flows                     9,047           50,919

Adjustment to discount future
 annual net cash flows at 10%            (1,053)         (12,684)

Standardized measure of discounted
 future net cash flows                $   7,994        $  38,235


The following table summarizes the principal factors comprising the changes in the standardized measure of discounted net cash flows for the years ended May 31, 1998 and 1997.

                                             1998            1997

Standardized measure, beginning of
 period                                   $  38,235      $  52,913
Sales of oil and gas, net of
  production costs                           (3,273)       (14,942)
Net change in sales prices, net of
 production costs                           (25,559)        (4,679)
Changes in estimated future
  development costs                              --              --
Purchases of minerals in place                   --              --
Sales of minerals in place                       --              --
Revisions of quantity estimates             (10,886)           (296)
Accretion of discount                         3,823           5,291
Other, including changes in production
 rates (timing)                               5,654             (52)

Standardized measure, end of period       $   7,994       $  38,235

                              ALFA RESOURCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             May 31, 1998 and 1997
                                  (Continued)

6.  INVESTMENT IN METEOR DEVELOPMENTS, INC.

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

The Series A Preferred Stock has a par value and liquidation value of $1.00 per share, a cumulative 5% dividend and is redeemable by Alfa at 110% of par value. $50,337 in dividends were declared at May 31, 1993, of which only $2,261 has been paid (to Saba in 1994). Only dividends payable to outside parties (Saba and the former minority interest shareholders in Meteor) are included in the accompanying balance sheet. Unpaid and undeclared dividends to outside parties amount to $76,898 at May 31, 1998.

The president and former president of Alfa and its chief financial officer were officers of Meteor and constituted three of the five Board members.

7.  GOVERNMENTAL AND ENVIRONMENTAL LAWS

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

                                    ALFA RESOURCES INC.


Dated: August 24, 1998              By:/s/ C. L. Nordstrom
                                       C.L. Nordstrom, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.



Dated: August 24, 1998              By:/s/ C. L. Nordstrom
                                       C.L. Nordstrom, President,
                                       Chief Executive Officer and,
                                       Director



Dated: August 24, 1998               By:/s/ Dennis R. Staal
                                        Dennis R. Staal, Principal
                                        Financial and Accounting
                                        Officer and Director


Dated: _________, 1998               By:____________________________
                                        H. Wayne Hoover, Secretary
                                        and Director

                               EXHIBIT INDEX

              EXHIBIT                      METHOD OF FILING

27.   Financial Data Schedule        Filed herewith electronically