Form 10QSB
period 1998-08-31
ALFA RESOURCES INC
filed 1998-10-08
CIK 354767

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended August 31, 1998.

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _______, 19___ to _______, 19___.

            Commission File Number:  0-10157

                                  ALFA RESOURCES, INC.
         ----------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in its Charter)


          COLORADO                                          84-0846529
 ------------------------------                     ------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer Identi-
 Incorporation or Organization)                      fication Number)


                          216 SIXTEENTH STREET, SUITE 780
                               DENVER, COLORADO 80202
                      --------------------------------------
                      Address of Principal Executive Offices

                                  (303) 572-1136
               ----------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

                                       N/A
               ----------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]  Yes    [ ] No

There were 44,865,212 shares of the Registrant's $.001 par value common stock outstanding as of August 31, 1998.

                             ALFA RESOURCES, INC.
                                BALANCE SHEET

                                  ASSETS

                                                 August 31          May 31
                                                  1998               1998

CURRENT ASSETS
  Cash and cash equivalents                     $  10,815        $   10,830
  Accounts Receivable-trade                           700             1,054
  Prepaid expense                                      --             2,900

          Total current assets                     11,515            14,784

Oil and gas properties using
 the full cost method                           1,447,289         1,430,126
  Less: depletion, depreciation, amortization
    and valuation allowance                    (1,441,095)       (1,422,132)

                                                    6,194             7,994

Other assets                                        3,000             3,000

             TOTAL ASSETS                       $  20,709        $   25,778


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                             $   21,044        $   14,727
  Dividends Payable                                26,673            26,673
  Accrued Expenses                                     --               336

     Total current liabilities                     47,717            41,736

Commitments and contingencies

SHAREHOLDERS' EQUITY (Deficit)
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued & outstanding                    292,947           292,947
  Common stock, $.001 par value; authorized
   150,000,000 shares; 44,865,212 shares
   issued and outstanding                          44,865            44,865
  Additional paid-in capital                    2,421,976         2,421,976
  Accumulated deficit                          (2,786,796)       (2,775,746)

  Total shareholders' equity (Deficit)            (27,008)          (15,958)

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY (DEFICIT)                 $   20,709        $   25,778




The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                           STATEMENTS OF OPERATIONS
                For the Three Months Ended August 31, 1998 and 1997

                                                    1998            1997

REVENUES
  Oil and gas sales                              $     3,400    $    4,945
  Interest and other income                               93           273

     Total revenues                                    3,493         5,218

EXPENSES
  Production                                           3,425         4,534
  General and Administrative                           9,318        13,169
  Depletion, depreciation, amortization, and
    valuation allowance                                1,800         1,800
  Interest                                                --            --

     Total expenses                                   14,543        19,503

Net Income (Loss)                                $   (11,050)    $ (14,285)

Net (Loss) per share                             $         *     $       *

Weighted average shares
  outstanding                                     44,865,212    44,865,212






























The accompanying notes are an integral part of the financial statements.

                             ALFA RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended August 31, 1998 and 1997

                                                       1998        1997

Cash provided by (used in) operations:
  Net Income (Loss)                                 $(11,050)   $(14,285)
     Adjustments:
      Depletion, depreciation and amortization         1,800       1,800
      (Increase) decrease in accounts receivable         354         280
      (Increase) decrease in prepaid expense           2,900          --
      Increase (decrease) in accounts payable          6,317      11,421
      Increase (decrease) in accrued  expenses          (336)         --

 Cash provided by (used in) operations                   (15)       (784)

Net increase (decrease) in cash                          (15)       (784)

Cash, beginning of period                             10,830      37,143

Cash, end of period                                 $ 10,815    $ 36,359




































The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1998

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

In addition to normal depletion, net capitalized costs are subject to a cei-ling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the quarter ending August 31, 1998.

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

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Balance Sheet as of August 31, 1998, and the Statement of Operations and the Statement of Cash flow for the three months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1998, filed in the Company's Form 10-KSB annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At August 31, 1998, the Company had a working capital deficit in the amount of $36,202. Management's intent is to use the Company as a public shell merger candidate.

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

Cash flows provided (used) in operations for the three months ended August 31, 1998, and 1997, were $(15)and $(784) respectively. The decrease in cash provided during the last period is principally due the Company's net loss.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO AUGUST 31, 1998

Alfa's oil and gas sales decreased 31% to $3,400 in 1998 from $4,945 in 1997. This decrease is primarily due to the sale of properties. Interest and other income decreased to $93 in 1998 from $273 in 1997.

Production expenses decreased 24% to $3,425 in 1998 from $4,534 in 1997. This decrease resulted primarily from previous sale of properties. General and Administrative expenses decreased 29% to $9,318 in 1998 from $13,169 in 1997. This decrease is due to decreased activity of the Company and management's attempt to decrease expenses and other costs.

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

                                   ALFA RESOURCES, INC.



                                   By: /s/ C.L. Nordstrom
Dated: October 6, 1998                 C.L. Nordstrom, President


                                   By: /s/ Dennis R. Staal
Dated: October 6, 1998                 Dennis R. Staal, Chief
                                       Financial and Accounting
                                       Officer