Form 10QSB
period 1998-11-30
ALFA RESOURCES INC
filed 1999-01-14
CIK 354767

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended November 30, 1998

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

                                  (303) 572-1136
                --------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

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

There were 50,000,000 shares of the Registrant's $.001 par value common stock outstanding as of November 30, 1998.

                             ALFA RESOURCES, INC.
                                BALANCE SHEET

                                  ASSETS

                                               November 30        May 31
                                                  1998              1998

CURRENT ASSETS
  Cash and cash equivalents                     $    11,839      $   10,830
  Accounts Receivable-trade                             700           1,054
  Prepaid expense                                        --           2,900

          Total current assets                       12,539          14,784

Oil and gas properties using
 the full cost method                             1,447,289       1,430,126
  Less: depletion, depreciation, amortization
    and valuation allowance                      (1,442,895)     (1,422,132)

                                                      4,394           7,994

Other assets                                          3,000           3,000

             TOTAL ASSETS                       $    19,933      $   25,778


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                              $    24,971      $   14,727
  Dividends Payable                                  26,673          26,673
  Accrued Expenses                                       --             336

     Total current liabilities                       51,644          41,736


Commitments and contingencies

SHAREHOLDERS' EQUITY (Deficit)
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued & outstanding                      292,947         292,947
  Common stock, $.001 par value; authorized
   150,000,000 shares; 50,000,000 shares
   issued and outstanding                            50,000          44,865
  Additional paid-in capital                      2,421,976       2,421,976
  Accumulated deficit                            (2,796,634)     (2,775,746)

  Total shareholders' equity (Deficit)              (31,711)        (15,958)

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY (DEFICIT)                 $     19,933      $   25,778


The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                           STATEMENTS OF OPERATIONS
                For the Three Months Ended November 30, 1998 and 1997

                                                    1998            1997

REVENUES
  Oil and gas sales                              $   4,237      $    8,530
  Interest and other income                             54             230

     Total revenues                                  4,291           8,760

EXPENSES
  Production                                         4,047           6,991
  General and Administrative                         8,281           5,455
  Depletion, depreciation, amortization, and
    valuation allowance                              1,800           1,800

     Total expenses                                 14,128          14,246


Net Income (Loss)                                $  (9,837)      $  (5,486)

Net (Loss) per share                             $       *       $       *

Weighted average shares
  outstanding                                   48,288,404      44,865,212






















The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                           STATEMENTS OF OPERATIONS
                For the Six Months Ended November 30, 1998 and 1997

                                                    1998            1997

REVENUES
  Oil and gas sales                              $   7,637      $   13,475
  Interest and other income                            147             503

     Total revenues                                  7,784          13,978

EXPENSES
  Production                                         7,472          11,525
  General and Administrative                        17,599          18,624
  Depletion, depreciation, amortization, and
    valuation allowance                              3,600           3,600

     Total expenses                                 28,671          33,749


Net Income (Loss)                                $ (20,887)      $ (19,771)

Net (Loss) per share                             $       *       $       *

Weighted average shares
  outstanding                                   46,576,808      44,865,212























The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                         STATEMENTS OF CASH FLOWS
             For the Six Months Ended November 30, 1998 and 1997

                                                      1998        1997

Cash provided by (used in) operations:
  Net Income (Loss)                                 $(20,887)   $(19,771)
     Adjustments:
      Depletion, depreciation and amortization         3,600       3,600
      (Increase) decrease in accounts receivable         354         280
      (Increase) decrease in prepaid expense           2,900          --
      Increase (decrease) in accounts payable         10,243       6,547
      Increase (decrease) in accrued  expenses          (336)         --

 Cash provided by (used in) operations                (4,126)     (9,344)

Cash flows from financing activities
  Stock issued for services                            5,135          --

Net cash provided by financing activities              5,135          --

Net increases in cash and equivalents                  1,009          --

Cash, beginning of period                             10,830      37,143

Cash, end of period                                 $ 11,839    $ 27,798
























The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 1998

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

OIL AND GAS ACCOUNTING

The Company accounts for oil and gas properties using the "full cost" method. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized, including costs of unsuccessful activities. Oil and gas properties are depleted using the units-of-production method based on the ratio of current period production to estimated proved oil and gas reserve quantities. No gain or loss resulting from the disposition of oil and gas properties is recognized unless the relationship between capi-talized costs and reserves in the cost center is significantly changed.

In addition to normal depletion, net capitalized costs are subject to a cei-ling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the quarter ending November 30, 1998.

Revenue from oil and gas production is recognized upon sale to unaffiliated purchasers.

CASH EQUIVALENTS

Cash equivalents include money-market accounts or other highly-liquid debt instruments with an original maturity of three months or less.

USE OF ESTIMATES

Preparation of financial statements in accordance with generally accepted
accounting principles requires the use of estimates.   The unaudited oil and
gas reserve estimates prepared by management should be considered as rea-sonably possible to change, which can affect depletion and the net carrying value of oil and gas properties.

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

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Balance Sheet as of November 30, 1998, and the Statement of Operations and the Statement of Cash flow for the six months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1998, filed in the Company's Form 10-KSB annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At November 30, 1998, the Company had a working capital deficit in the amount of $39,105. Management's intent is to use the Company as a public shell merger candidate.

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

Cash flows provided (used) in operations for the six months ended November 30, 1998, and 1997, were $(4,126) and $(9,344) respectively. The decrease in cash provided during the last period is principally due the Company's net loss.

Net cash provided by financing activities totaled $5,135 for the six months ended November 30, 1998 compared to $-0- for the nine months ended November 30, 1997. The increase is due to stock issued to Directors for services.

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

YEAR 2000

Alfa has no proprietary software. The Company has checked with the manu-facturers of it's software package and has been informed that a new version addressing the Year 2000 problem will be available mid-1999. Alfa does not expect to incur any significant costs related to the Year 2000 problem.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO NOVEMBER 30, 1998

Alfa's oil and gas sales decreased 50% to $4,237 in 1998 from $8,530 in 1997. This decrease is primarily due to the previous sale of properties. Interest and other income decreased to $54 in 1998 from $230 in 1997.

Production expenses decreased 42% to $4,047 in 1998 from $6,991 in 1997. This decrease resulted primarily from previous sale of properties. General and Administrative expenses increased 52% to $8,281 in 1998 from $5,455 in 1997. This increase is principally due to officers and directors compensation.

Since net operating revenues from Alfa's oil production are very sensitive to changes in the price of oil, it is difficult for management to predict whether or not the Company will be profitable in the future. Unless oil prices increase, the Company will not be able to produce its marginal properties and since management has reduced its services, total revenues will continue to decline.

SIX MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO NOVEMBER 30, 1998

Alfa's oil and gas sales decreased 43% to $7,637 in 1998 from $13,475 in 1997. This decrease is primarily due to the previous sale of properties. Interest and other income decreased to $147 in 1998 from $5030 in 1997.

Production expenses decreased 35% to $7,472 in 1998 from $11,525 in 1997. This decrease resulted primarily from previous sale of properties. General and Administrative expenses decreased 6% to $17,599 in 1998 from $18,624 in 1997. This decrease is principally due to decreased activity of the Company and management's attempt to decrease expenses and other costs.

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

                                   ALFA RESOURCES, INC.


Dated: January 12, 1999            By:/s/ C.L. Norstrom
                                      C.L. Nordstrom, President



Dated: January 12, 1999            By:/s/ Dennis R. Staal
                                      Dennis R. Staal, Chief
                                      Financial and Accounting
                                      Officer