Form 10QSB
period 1999-02-28
ALFA RESOURCES INC
filed 1999-04-14
CIK 354767

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended February 28, 1999.

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

                            X       Yes                 No
                          _____               _____

There were 99,000,000 shares of the Registrant's $.001 par value common stock outstanding as of February 28, 1999.

                             ALFA RESOURCES, INC.
                                BALANCE SHEET

                                  ASSETS

                                                February 28         May 31
                                                  1998              1998

CURRENT ASSETS
  Cash and cash equivalents                     $   20,828       $   10,830
  Accounts Receivable-trade                        805,700            1,054
  Prepaid expense                                        -            2,900

          Total current assets                     826,528           14,784

Oil and gas properties using
 the full cost method                            1,482,289        1,430,126
  Less: depletion, depreciation, amortization
    and valuation allowance                     (1,444,695)      (1,422,132)

                                                    37,594            7,994

Other assets                                         3,000            3,000

             TOTAL ASSETS                       $  867,122       $   25,778

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                              $   20,196       $   14,727
  Dividends Payable                                 26,673           26,673
  Accrued Expenses                                       -              336

     Total current liabilities                      46,869           41,736


Commitments and contingencies

SHAREHOLDERS' EQUITY (Deficit)
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued & outstanding                     292,947         292,947
  Common stock, $.001 par value; authorized
   150,000,000 shares; 99,000,000 shares
   issued and outstanding                           99,000          44,865
  Additional paid-in capital                     2,422,976       2,421,976
  Accumulated deficit                           (1,994,670)     (2,775,746)

  Total shareholders' equity (Deficit)             820,253         (15,958)

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY (DEFICIT)                 $   867,122      $   25,778


The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                           STATEMENTS OF OPERATIONS
                For the Three Months Ended February 28, 1999 and 1998

                                                 1999            1998

REVENUES
  Oil and gas sales                            $   4,131      $  5,721
  Management Fees                                805,000            --
  Interest and other income                           57           182

     Total revenues                              809,188         5,903

EXPENSES
  Production                                       3,371         4,251
  General and Administrative                       2,056         3,094
  Depletion, depreciation, amortization,
   and valuation allowance                         1,800         1,800
     Total expenses                                7,227         9,145

Net Income (Loss)                               $801,961      $ (3,242)

Net (Loss) per share                            $    .01      $      *

Weighted average shares
  outstanding                                 99,000,000    44,865,212































The accompanying notes are an integral part of the financial statements.

                               ALFA RESOURCES, INC.
                             STATEMENTS OF OPERATIONS
                For the Nine Months Ended February 28, 1999 and 1998

                                                    1999            1998

REVENUES
  Oil and gas sales                               $ 11,768     $   19,196
  Management Fees                                  805,000              -
  Interest and other income                            204            685

     Total revenues                                816,972         19,881

EXPENSES
  Production                                        10,843         15,776
  General and Administrative                        19,655         21,718
  Depletion, depreciation, amortization,
    and valuation allowance                          5,400          5,400

     Total expenses                                 35,898         42,894

Net Income (Loss) before discontinued
  operations                                      $781,074     $  (23,013)

Loss from discontinued operations                 $      -     $        -

Net Income (Loss)                                 $781,074     $  (23,013)

Net (Loss) per share                              $    .01     $        *

Weighted average shares
  outstanding                                   63,480,673     44,865,212
























The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                         STATEMENTS OF CASH FLOWS
             For the Nine Months Ended February 28, 1999 and 1998

                                                      1999       1998

Cash provided by (used in) operations:
  Net Income (Loss)                                 $ 781,074  $(23,013)
     Adjustments:
      Depletion, depreciation and amortization          5,400     5,400
      (Increase) decrease in accounts receivable     (804,644)      280
      (Increase) decrease in other assets               2,900        --
      Increase (decrease) in accounts payable           5,469     8,981
      Increase (decrease) in dividends payable             --        --
      Increase (decrease) in accrued expenses            (336)       --

Cash provided by (used in) operations                 (10,137)   (8,352)

Cash flows from financing activities:
  Stock issued for services                             5,135        --
  Sale of common stock                                 50,000        --

Net cash provided by financing activities              55,135        --

Cash used in investing activities:
 Purchase of oil and gas properties                   (35,000)       --

Net cash provided by investing activities             (35,000)       --

Net increase (decrease) in cash                         9,998    (8,352)
Cash, beginning of period                              10,830    37,143

Cash, end of period                                 $  20,828  $ 28,791























The accompanying notes are an integral part of the financial statements.

                            ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1999

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

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the quarter ending February 28, 1999.

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

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Balance Sheet as of February 28, 1999, and the Statement of Operations and the Statement of Cash flow for the nine months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1998, filed in the Company's Form 10-KSB annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided (used) in operations for the nine months ended February 28, 1999, and 1998, were $9,998 and $(8,352) respectively. The increase in cash provided during the last period is principally due the sale of stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO FEBRUARY 28, 1999

Alfa's oil and gas sales decreased 28% to $4,131 in 1999 from $5,721 in 1998. This decrease is primarily due to decreased production. Management fees increased to $805,000 in 1999 from $-0- in 1998. This increase is due to providing services related to acquisitions made by others. Interest and other income decreased to $57% in 1999 from $182 in 1998.

Production expenses decreased 20% to $3,371 in 1999 from $4,251 in 1998. This decrease was a result of lower production. General and Administrative expenses decreased to $2,056 in 1999 from $3,094 in 1998. This decrease is due cost reduction measures.

Since net operating revenues from Alfa's oil production are very sensitive to changes in the price of oil, it is difficult for management to predict whether or not the Company will be profitable in the future. Unless oil prices increase, the Company will not be able to produce its marginal properties and since management has reduced its services, total revenues will continue to decline.

NINE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO FEBRUARY 28, 1998

Alfa's oil and gas sales decreased 39% to $11,768 in 1999 from $19,196 in 1998. This decrease is primarily due to loss of production. Management fees increased to $805,000 in 1999 from $-0- in 1998. This increase is due to providing services related to acquisitions by others. Interest and other income decreased to $204 in 1999 from $685 in 1998.

Production expenses decreased 31% to $10,843 in 1999 from $15,776 in 1998. This decrease was a result of lower production. General and Administrative expenses decreased 10% to $19,655 in 1999 from $21,718 in 1998. This increase is due to audit and professional fees.

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

                                   ALFA RESOURCES, INC.


Dated: April 13, 1999             By: /s/ Dennis R. Staal
                                     Dennis R. Staal, Chief
                                     Financial and Accounting Officer