Form 10KSB
period 1999-05-31
ALFA RESOURCES INC
filed 1999-09-08
CIK 354767

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                               FORM 10-KSB

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended  MAY 31, 1999

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

                       218 W. Carmen Lane, Suite 208
                       Santa Maria, California 93454
     ---------------------------------------------------------------
       (Address of Principal Executive Office, Including Zip Code)

Registrant's telephone number including area code: (805)928-8688

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

                          Yes   X      No

As of August 15, 1999, 99,000,000 shares of common stock were outstanding. The aggregate market value of the common stock of the Registrant held by nonaffiliates on that date was approximately $.00 because the stock has not been actively traded in the past few years.

State Issuer's revenues for its most recent fiscal year:  $820,393.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X

DOCUMENTS INCORPORATED BY REFERENCE:  None.

This Form 10-KSB consists of 30 pages. The Exhibit Index begins on page 13.



                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS. Alfa Resources, Inc. ("Alfa" or the "Company"), with its mailing address at 218 West Carmen Lane, Suite 208, Santa Maria, California 93454, telephone number (805) 928-8688, was incorporated as a Colorado corporation on January 6, 1981. Alfa was organized for the purpose of engaging in oil and gas exploration, development and production activities.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's activities are confined to oil and gas exploration and development, hence the Company has no industry segment other than the oil and gas business.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

Alfa is engaged in the business of producing and selling crude oil and natural gas in the United States. Management's primary objective is the merger with another company, possibly one seeking a public "shell", which has potential for future growth.

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

EMPLOYEES

As of May 31, 1999, Alfa had no employees, but uses the services of related entities for administrative purposes as needed.

ITEM 2.   PROPERTIES

(a) OFFICE FACILITIES. Alfa's principal offices are located at 218 West Carmen Lane, Suite 208, Santa Maria, California 93454.

(b) OIL AND GAS PROPERTIES. Alfa hold interests in producing oil and gas leaseholds as of May 31, 1999, as follows:

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

(b)(1)(A) PROVED OR PROVED DEVELOPED RESERVES. The following table sets forth the proved developed or proved undeveloped oil or gas reserves accumulated by Alfa, for the fiscal years ended May 31, 1999, May 31, 1998, and May 31, 1997. The reserve estimates and related values were prepared by management.

All such reserves are located in the continental United States.

                       1999             1998                1997
                  Oil      Gas     Oil        Gas      Oil       Gas
                 (Bbls)   (MCF)   (Bbls)     (MCF)    (Bbls)    (MCF)

Proved
 Reserves         1,275        0   4,206         0     7,860       0

Proved Devel-
 oped Reserves    1,275        0   4,206         0     7,860       0
________________

No major discovery or other favorable or adverse event has occurred since May 31, 1999, which is believed to have caused a material change in the proved reserves of Alfa.

(b)(2) RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

(b)(3)(a) NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the fiscal years ended May 31, 1999, May 31, 1998, and May 31, 1997.

                            1999           1998         1997

     Oil (Bbls)             1,241          1,357        1,783
     Gas (MCF)                352            519          606

The following table sets forth the average sales price and production cost per unit of production for the fiscal years ended May 31, 1999, May 31, 1998, and May 31, 1997.

                                        1999       1998      1997
     Average Sales Price:  Per
      Equivalent Barrel of Oil         $11.59     $16.73    $21.42

     Average Production (Lifting)
      Costs: Per Equivalent
      Barrel of Oil                    $ 9.78     $16.12    $13.22

During the periods covered by the foregoing tables, Alfa was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Alfa acted as a producer.

(b)(4) PRODUCTION WELLS AND ACREAGE. The following table sets forth Alfa's total gross and net productive oil and gas wells and developed acreage as of May 31, 1999:

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

(b)(5) UNDEVELOPED PROPERTIES. Alfa had no interest as of May 31, 1999 in undeveloped properties.

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

         Quarter Ended            Bid High       Bid Low

     May 31, 1997                  No Bid         No Bid
     August 31, 1997               No Bid         No Bid
     November 30, 1997             No Bid         No Bid
     February 28, 1998             No Bid         No Bid
     May 31, 1998                  No Bid         No Bid
     August 31, 1998               No Bid         No Bid
     November 30, 1998             No Bid         No Bid
     February 28, 1999             No Bid         No Bid
     May 31, 1999                  No Bid         No Bid

The number of record holders of Common Stock of Alfa as of August 15, 1999, was approximately 550. Additional holders of Alfa's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No common stock dividends have been declared to date by Alfa, nor does Alfa anticipate declaring and paying common stock cash dividends in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At May 31, 1999, the Company had a working capital deficit in the amount of $(29,054). During the year the Company sold 49,000,000 shares of common stock for $50,000.

During fiscal 1999 Alfa acted as the finder for a significant transaction, which resulted in a receivable of $805,000. Alfa has negotiated the amount to be paid in the form of receiving interests in oil and gas properties (LaSalle Parish, Louisiana leases), 33% interest in Aimsoft, Inc., an AS400 software development and training company and the balance, if any, is to be paid in the form of a note or cash or as negotiated by management. The value of oil and gas properties shall be allocated from the updated reserve report (discounted cash flow (S.E.C. case PV-10) value less any proportionate liabilities). The value of the software development company shall be allocated based on third party valuation. If the combined value of Alfa's interest in oil and gas properties and Aimsoft, Inc. is greater than the amount owed, then Alfa would not be obligated to repay any excess value. If the value of these combined interests is less than the amount owed to Alfa, then the balance is to be paid to Alfa in the form of a note or cash as negotiated by the management.

Alfa advanced $35,000 to Capco Resources Corporation ("Capco") for investing in interests in some oil and gas properties. The transaction on these interests was not closed and Capco is holding this amount to be invested in another oil and gas transaction. If the transaction is not completed this time, it is Alfa's intention to obtain a refund from Capco.

Cash flows used in operations for the fiscal years ended May 31, 1999 and 1998, were $(39,970) and $(26,313) respectively.

Alfa sells most of its oil production to major oil companies. However, in the event these purchasers discontinued oil purchases, Alfa has made contact with other purchasers who would purchase the oil.

YEAR 2000 COMPLIANCE

Alfa's Year 2000 Project ("Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The Project covers information systems infrastructure (including hardware and software), operating systems and significant vendors and customers.

Alfa has no proprietary software. The Company has been evaluating its embedded technology and at the present time has no indication of significant problems. Alfa does not expect to incur any significant costs updating its systems to become Year 2000 compliant.

The Company's software provider has informed the Company that the Company's systems are Year 2000 compliant.

Alfa relies on third party suppliers for operations, utilities and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company has initiated efforts to evaluate the status of suppliers' efforts to be Y2K compliant.

Alfa is also dependent upon customers for sales and cash flow. Year 2000 interruptions in customers' operations could result in reduced sales and cash flow reductions. While these events are possible, Alfa's customer base is major oil companies who are taking steps to monitor the status of Y2K.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its significant suppliers and customers.

The Company's Y2K readiness program is an ongoing process; the estimated completion dates and costs of the Y2K readiness program is subject to change.

RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 1999 COMPARED TO MAY 31, 1998

Oil and gas sales decreased 36% to $15,113 in 1999 from $23,709 in 1998. This decrease is mainly due to the decrease in the selling price of oil. Equivalent barrels of oil produced decreased 8% to 1,241 in 1999 from 1,357 in 1998, the price of which decreased 31% to $11.59 in 1999 from $16.73 in 1998.

During the year Alfa acted as the finder for a significant transaction, which resulted in a receivable of $805,000.

Production expenses decreased 39% to $13,871 in 1999 from $22,851 in 1998, and is due to decreased work over costs. The cost of production per equivalent barrel of oil produced decreased to $9.78 in 1999 from $16.12 in 1998 because of workover costs on one property. General and Administrative expenses decreased to $23,759 in 1999 from $37,959 in 1998, as a result of the Company's efforts to reduce costs. Depletion, depreciation and amortization decreased to $7,994 in 1999 from $9,110 in 1998; as all properties are now fully depleted.

Alfa had a net profit of $774,769 in 1999 compared to net loss of $(42,422) in 1998 as a result of the above factors.

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

                                             Period Served
                                             As Director
   Name                  Position            of Alfa

Sultan Mahmud            Director       August, 1999 to Present

Javed Choudry            Director       August, 1999 to Present

C.L. Nordstrom           Director       January, 1981 to Present

Nancy Heck               Director       August, 1999 to Present

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


                                                  Period Served
                            All Offices           as Officer of
     Name           Age     With Company          of Alfa

Sultan Mahmud       43      President             August, 1999 to Present

Nancy Heck          53      Secretary/Treasurer   August, 1999 to Present

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

SULTAN MAHMUD, 43, President and a Director. Mr. Mahmud has 16 years of experience in various aspects of management in public and private companies. He has MBA degrees in Finance and Marketing from American International College in Massachusetts.

JAVED CHOUDRY, 31, Director, has an MBA in Finance and International Business from Hofstra University in New York. As a consultant he has been involved with

Asset and Portfolio Management, projects with World Bank and has worked as Financial Analyst at Koonz Securities.

NANCY HECK, 53, Chief Financial Officer, Treasurer and Director, 53, is a Colorado-licensed Certified Public Accountant with twenty years experience in business and finance. Ms. Heck's educational background includes a Bachelors and Masters of Science degree in biology from the University of Michigan, supplementary education in business and accounting from Ft. Lewis College in Colorado, and yearly continuing professional educational required for CPA licensure.

C. L. NORDSTROM, 80, Director, has been a Director of Alfa since its inception in 1981. From June 1979 to March 1994, Mr. Nordstrom was a Director of Winco Petroleum Corporation, a publicly-held Colorado corporation engaged in oil and gas exploration and development. Since 1973, Mr. Nordstrom has been self-employed as a private investor. From 1970 until 1973, Mr. Nordstrom served as Manager of Operations for the Rocky Mountain District for Champlin Petroleum Company, a subsidiary of Union Pacific Railroad Company, including Petroleum Engineer and Division Petroleum Engineer with the Rocky Mountain Division.
Mr. Nordstrom received a Bachelor of Science Degree in Geology and Engineering from Montana School of Mines in 1947.

(b) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES. Alfa does not have employees, but uses administrative services furnished by officers and others.

FAMILY RELATIONSHIPS. There is no family relationship between any Director or Executive Officer of Alfa.

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

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth information regarding the executive com-pensation for the Company's President and chief financial officer. No executive officer received compensation in excess of $100,000 for the fiscal year ended May 31, 1999.

                                Summary Compensation Table

                                           Long Term Compensation
                   Annual Compensation      Awards      Payouts
                                   Other                                  All
                                   Annual   Restricted  Options/         Other
Name & Principal                   Compen-  Stock       SARS     LTIP    Compen-
Position         Year Salary Bonus sation   Award(s)   (Number)  Payouts sation
---------------- ---- ------ ----- ------   ----------  -------- ------- ------
C.L. Nordstrom,  1999 $ --    --   $6,316   $1,000         --      --      --
 former
 President




Dennis R.Staal,  1999 $ --    --   $ --     $1,135         --      --      --
 former
 Treasurer

H. Wayne Hoover, 1999 $ --    --   $ --     $1,000         --      --      --
 former
 Secretary

Compensation Pursuant to Plans. Alfa has two stock option plans in effect as of August 15, 1999, its "Amended Incentive Stock Option Plan" (ISOP) and its "1982 Bargain Stock Option Plan" (BSOP). Under the ISOP, the exercise price of the options granted must be at least equal to the market value of Alfa stock at the time of grant and under the BSOP the exercise price must be at least $.12 per share. A total of 5,000,000 shares of Alfa's Common Stock has been reserved for issuance pursuant to the ISOP and 8,000,000 shares of Alfa's Common Stock has been reserved for issuance under the BSOP. As of August 15,
1999, the only options issued have expired.   For additional information, see
Footnote 3 to the Company's financial statements.

No other compensation was paid or distributed pursuant to a plan during fiscal year ended 1999. Alfa has no other plans in existence other than those described herein.

COMPENSATION OF DIRECTORS. The Directors of Alfa who do not receive annual salaries from Alfa, receive fees of $350 per Board Meeting attended in person, and reimbursement for travel expenses. These fees may be increased or decreased from time to time by a majority vote of the Board of Directors. In addition, any Director who presents a prospect to Alfa which is acceptable to a majority of disinterested Board members or if a Director substantially assists in the sale of a Company property the Board may grant such a Director an overriding royalty interest, and/or pay such a Director a commission or finder's fee in varying amounts on a case-by-case basis. Commissions, if paid, are a minimum of two percent of the purchase or sale price of the property. Other than the fees mentioned above, no consulting fees, finder's fees or commissions were paid to Directors of Alfa during the fiscal year ended May 31, 1999. (See also Item 13(a), Transactions With Management and Others.)

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT. Alfa has no compensation plan or arrangement with any of its current or former Officers or Directors which results or will result from the resignation, retirement or any other termination by such individual of employment with Alfa.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth the number and percentages of shares of Alfa's $.001 par value Common Stock (its only class of voting securities) owned beneficially by any person, who as of August 15, 1998, is known to Alfa to be the beneficial owner of 5% or more of the issued and outstanding Common Stock and, in addition, by each Officers and by all Directors as a Group.

                                                Amount & Nature
                         Name & Address         of Beneficial     Percent
Title of Class       of Beneficial Owner(2)     Ownership        of Class

$.001 Par             Paul Roebling A Trust      10,330,000(1)     10.4%
Value Common          c/o Bank of New York
Stock                 530 5th Avenue

                      New York, NY 10021

$.001 Par             Edward J. Names             4,658,000         6.5%
Value Common          216 16th Street, #730
Stock                 Denver, CO 80202

$.001 Par             Sultan Mahmud               9,800,000         9.9%
Value Common          3838 Mira Loma Drive
Stock                 Santa Maria, CA 93455

$.001 Par             Imran Jattala               9,800,000         9.9%
Value Common          13763 Harvard Avenue
Stock                 Chino, CA 91710

$.001 Par             Tariq Chaudhary             9,800,000         9.9%
Value Common          3834 Mira Loma Drive
Stock                 Santa Maria, CA 93455

$.001 Par             Javed Choudry               9,800,000         9.9%
Value Common          330 E. Enos Drive #170
Stock                 Santa Maria, CA 93454

$.001 Par             Faisal Chaudhary            9,800,000         9.9%
Value Common          5753-G Santiago Road #5100
Stock                 Anaheim Hills, CA 92807

$.001 Par             C. L. Nordstrom             1,891,500         1.9%
Value Common          1735 Clark Street
Stock                 Aurora, CO 80011

All Officers and
Directors as a Group
(3 Persons)                                      21,491,500        21.7%
_______________

(1) Includes 2,000,000 shares held in the name of the estate of Paul Roebling individually and 8,330,000 shares in the name of Paul Roebling A Trust.

(2) Each of the individuals named own all of the shares listed of Alfa's Common Stock directly and of record unless otherwise indicated.

(c) Changes in Control. There are no arrangements, known to the Company, including any pledge by any person of securities of Alfa or any of its parents, the operation of which may at a subsequent date result in a change of control of Alfa.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. No Director or Officer of Alfa, nominee for election as a Director, security holder who is known to Alfa to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the fore-going persons, or any relative of such spouse, who has the same home as such person or who is a director or officer of any parent or subsidiary of Alfa, has had any transaction or series of transactions exceeding $60,000, during Alfa's last two fiscal years, or has any presently proposed transaction, to which Alfa was or is to be a party, in which any of such persons had or is to have any direct or indirect material interest.

As a matter of policy, directors who are not employees of the Company may receive finder's fees or commissions if they present a property or prospect to the Company which is considered acceptable to a majority of disinterested board members. Such commissions or finder's fees will be determined on a case by case basis if a transaction is consummated with regard to such prospect or property.

In 1994, a former Company director (former president) and the former chief financial officer organized a corporation ("Industries"). In 1998, Industries charged Alfa $18,392 for accounting and administrative services. In 1998, $2,500 was paid to a director (Chief Financial Officer) for accounting services related to S.E.C. filings. A payment of $2,900 was also made to Industries as prepayment for preparation of the 1998 Form 10KSB.

(b)   TRANSACTIONS WITH PROMOTERS.  Not applicable.

(c)   CERTAIN BUSINESS RELATIONSHIPS.  None.

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

                                  PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report:

     (1)    The following Financial Statements are filed as part of this
Report:

                                                                   Page

      Independent Auditor's Report, August 27, 1999. . . . .       F-1

      Independent Auditor's Report, July 30, 1998. . . . . .       F-2

      Consolidated Balance Sheet, May 31,
       1999. . . . . .  . . . . . . . . . . . . . . . . .         F-3

      Consolidated Statements of Operations for the
       years ended May 31, 1999 and 1998. . . . . . . . .         F-4

      Consolidated Statements of Changes in Stockholders'
       Equity for the years ended May 31, 1999 and 1998 .         F-5

      Consolidated Statements of Cash Flows for the
       years ended May 31, 1999 and 1998. . . . . . . . .         F-6

      Notes to Consolidated Financial Statements. . . . .         F-7


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

                                   ALFA RESOURCES INC.

                                   /signed/ Sultan Mahmud
Dated: August 30, 1999          By ____________________________
                                   Sultan Mahmud, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                                   /signed/ Sultan Mahmud
Dated: September 8, 1999        By ______________________________
                                   Sultan Mahmud President,
                                   Director

                                   /signed/ Javed Choudry
Dated: September 8, 1999        By _______________________________
                                   Dr. Javed Choudry, Director


                                   /signed/ Nancy Heck
Dated: September 8, 1999        By _______________________________
                                   Nancy Heck, Treasurer, Chief
                                   Financial Officer, Director

                                   /signed/ C.L. Nordstrom
Dated: September 8, 1999        By _______________________________
                                   C. L. Nordstrom, Director



                                                        19

                         INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Alfa Resources, Inc.
Santa Maria, California


We have audited the balance sheets of Alfa Resources, Inc. (a Colorado corporation), as of May 31, 1999, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alfa Resources, Inc., as of May 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





/signed/ Glenn, Burdette, Phillips & Bryson


Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
1150 Palm Street
San Luis Obispo, California 93401


August 27, 1999

                            WILLIAM G. LAJOIE, P.C.
                         CERTIFIED PUBLIC ACCOUNTANT
                    5961 SOUTH MIDDLEFIELD ROAD, SUITE 100
                           LITTLETON, COLORADO 80123
                       (303)798-3991; FAX (303)798-2760



                         INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Alfa Resources, Inc.


I have audited the accompanying statements of operations, changes in stockholders' equity (deficit), and cash flows of Alfa Resources, Inc. for the year ended May 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly in all material respects the results of operations and cash flows of Alfa Resources, Inc. for the year ended May 31, 1998, in conformity with generally accepted accounting principles.

The financial statements for the year ended May 31, 1998, have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered significant losses in prior years, has sold most of its oil and gas properties and has no working capital, the effects of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/signed/ William G. Lajoie, P.C.


William G. Lajoie., P.C.
Littleton, Colorado
July 30, 1998

                              ALFA RESOURCES, INC.
                                 BALANCE SHEET
                                 May 31, 1999



                                   ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $    20,860
 Accounts receivable-trade                                    700

     Total current assets                                  21,560

 Oil and gas properties, using the
  full cost method (note 5)                             1,430,126
 Less - depletion, depreciation, and
  amortization and valuation allowance                 (1,430,126)


 Other assets                                             843,000

     TOTAL ASSETS                                      $  864,560


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable                                      $   23,941
 Dividends payable (Note 4)                                26,673

     Total current liabilities                             50,614

 Stockholders' equity(deficit) (Notes 3,4
   and 5): Preferred stock, $1.00 par
   value; authorized 10,000,000 shares;
   292,947 shares issued and outstanding                  292,947

  Common stock, $.001 par value;
   authorized 150,000,000 shares;
   issued and outstanding 99,000,000 shares                99,000
 Additional paid-in capital                             2,422,976
 Accumulated deficit                                   (2,000,977)

     Total stockholders' equity                           813,946

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    864,560





The accompanying notes are an integral part of the financial statements.

                               ALFA RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED MAY 31, 1999 AND 1998


                                                1999              1998

REVENUES:
 Oil and gas sales                           $   15,113       $  23,709
 Finders fee                                    805,000              --
 Interest and other income                          280           3,790

                                                820,393          27,499

EXPENSES:
 Production                                      13,871          22,851
 General and administrative (Note 4)             23,759          37,959
 Depletion, depreciation and amortization         7,994           9,110

                                                 45,624          69,920


     NET INCOME (LOSS)                       $  774,769       $ (42,422)


Net income(loss) per share                   $      .01       $       *

Weighted average shares outstanding          71,932,606      44,865,212


   *less than $(.01) per share






















The accompanying notes are an integral part of the financial statements

                             ALFA RESOURCES, INC.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (DEFICIT)
                 FOR THE YEARS ENDED MAY 31, 1999 AND 1998


                                                             Additional
                      Preferred  Stock    Common Stock       Paid In     Accumulated
                      Shares     Amount  Shares     Amount   Capital       Deficit

Balance May 31, 1997  292,947  $292,947  44,865,212 $44,865 $2,421,976   $(2,733,324)

Net loss                   --       --           --      --        --        (42,422)

Balance May 31, 1998  292,947  $292,947  44,865,212 $44,865 $2,421,976   $(2,775,746)

Issuance of stock          --        --  54,134,788  54,135      1,000            --

Net income                 --        --          --      --         --       774,769

Balance May 31, 1999  292,947  $292,947  99,000,000 $99,000 $2,422,976   $(2,000,977)





























The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998


                                                    1999          1998

Cash provided by (used in) operations
 Net income (loss)                                 $774,769    $ (42,422)
  Adjustments to reconcile to cash provided
    by operations:
  Finders fee                                      (805,000)          --
  Depletion, depreciation and amortization            7,994        9,110
  Stock issued for services                           5,135           --
 (Increase)decrease in prepaid expense                2,900       (2,900)
 (Increase)decrease in other assets                 (35,000)       4,616
 Decrease in receivables                                354          804
 Increase in accounts payable                         9,214       12,093
 (Decrease) in accrued expenses                        (336)      (7,614)

     Cash provided by (used in) operations          (39,970)     (26,313)

Cash flows from financing activities:
 Sale of 49,000,000 shares of stock                  50,000           --

Net increase in cash and equivalents                 10,030           --

Cash and cash equivalents, beginning of year         10,830       37,143

Cash and cash equivalents, end of year             $ 20,860     $ 10,830

Supplemental information:

(1) There were no income taxes or interest paid in 1999 or 1998.

(2) A finders fee more fully described in Note 1 did not provide cash, and accordingly the revenue and increase in other assets are omitted from the statement of cash flows.
















    The accompanying notes are an integral part of the financial statements.

                              ALFA RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 1999 AND 1998


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATION

The Company was incorporated in 1981. The Company operates in the oil and gas production business principally in the Rocky Mountain States.

LIQUIDITY AND BASIS OF ACCOUNTING

The basis of accounting for accompanying financial statements for the year ended May 31, 1998, is that of a going concern, as described in the 1998 Form 10-KSB. However, the notes to financial statements for that filing disclosed that because of the lack of working capital and the decrease in production revenue, and other factors, operations could cease within a short period of time. Management believes that these conditions have now been mitigated, primarily because of certain fees realized in fiscal 1999, and that resources are sufficient to continue operations through fiscal 2000.

During fiscal 1999 Alfa acted as the finder for a significant transaction, which resulted in a receivable of $805,000. Alfa has negotiated the amount to be paid in the form of receiving interests in oil and gas properties (LaSalle Parish, Louisiana leases), 33% interest in Aimsoft, Inc., an AS400 software development and training company and the balance, if any, is to be paid in the form of a note or cash or as negotiated by management. The value of oil and gas properties shall be allocated from the updated reserve report (discounted cash flow (S.E.C. case PV-10) value less any proportionate liabilities). The value of the software development company shall be allocated based on third party valuation. If the combined value of Alfa's interest in oil and gas properties and Aimsoft, Inc. is greater than the amount owed, then Alfa would not be obligated to repay any excess value. If the value of these combined interests is less than the amount owed to Alfa, then the balance is to be paid to Alfa in the form of a note or cash as negotiated by the management.

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

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the year ending May 31, 1999, but $4,310 was recognized in fiscal 1998.

Revenue from oil and gas production is recognized upon sale to unaffiliated purchasers.

                              ALFA RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 1999 AND 1998
                                 (Continued)

OFFICE FURNITURE AND EQUIPMENT

The Company depreciated furniture and equipment over its estimated useful life (generally seven years) using an accelerated method. As of May 31, 1999, all furniture and equipment have been fully depreciated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of short term or other highly-liquid investments readily converted into cash, with an original maturity of three months or less.

MAJOR CUSTOMERS

The Company had major purchasers of oil in 1999 and 1998 as follows:

                   PURCHASER       1999         1998

                       A            45%          42%
                       B            53%          47%

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

INCOME (LOSS) PER SHARE

For the years ended May 31, 1999, and 1998, income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the year. Shares issued to insiders are considered to be outstanding from the beginning of the fiscal year issued. There are no common stock equivalents represented by options.

2.  INCOME TAXES

Investment tax credits were accounted for using the flow-through method. These were no significant temporary difference between amounts reported for financial reporting purposes and those reported for income tax purposes in 1999 and 1998. Due to uncertainty as to whether the Company will realize its net deferred tax asset, the Company has established a valuation allowance for its entire amount.

Deferred income taxes and benefits reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax laws. The significant items comprising the Company's deferred tax assets are as follows:

                              ALFA RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 1999 AND 1998
                                 (Continued)


                                                    1999          1998

     Operating loss carryforwards                 $416,000      $718,000

Any change in majority ownership of the Company will significantly limit the amount of the net operating loss which may be used.

As of May 31, 1999, the Company had available estimated tax operating loss carryovers which expire as follows:

  Originating Year              Carryover           Expiration

      1987                         20,700               2002
      1988                        147,400               2003
      1989                        108,600               2004
      1990                         87,500               2005
      1991                          8,100               2008
      1993                        513,200               2009
      1995                        130,200               2010
      1997                          8,200               2012
      1998                         42,400               2013

                               $1,066,300

3.  STOCK OPTIONS

On September 30, 1981, the Board of Directors approved the adoption of an Incentive Stock Option Plan (ISOP). The ISOP reserved 5,000,000 shares of the Company's $.001 par value common stock for grants to employees at exercise prices no less than the market value of the common stock on the date of grant. As of May 31, 1999 and 1998, no options were outstanding. Options granted are exercisable for a period of five years or three months after an employee terminates his employment with the Company, whichever is sooner.

On May 18, 1982, the Board of Directors established a Bargain Stock Option Plan (BSOP). The BSOP reserved 8,000,000 shares of the Company's $.001 par value common stock for grants to officers, directors and employees. The exercise price will be determined by the Compensation Committee of the Board of Directors, but in no event will the exercise price be less than $.12 per share. As of May 31,1999 and 1998, no options under this plan were outstanding or exercisable.

4.  PREFERRED STOCK

The Series A Preferred Stock issued February 28,1991, has a par value and liquidation value of $1.00 per share, a cumulative 5% dividend and is redeemable by Alfa at 110% of par value. Dividends were declared at May 31, 1993, of which only $2,261 has been paid. Unpaid and undeclared dividends to outside parties amount to $91,543 at May 31, 1999.

                              ALFA RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             May 31, 1999 and 1998
                                 (Continued)

5.  COMMON STOCK ISSUED

During fiscal 1999 the Company sold 49,000,000 shares of common stock for $50,000 in a private transaction to 5 individuals. The Company also issued 5,134,788 shares to former officers and directors and others for services valued at $5,135.

6.  RELATED PARTY TRANSACTIONS

In 1994, a now former Company director (former president) and the now former chief financial officer organized a corporation ("Industries"). In 1998, Industries charged Alfa $18,392, for accounting and administrative services. Additionally, $2,500 was paid to a former director for accounting services related to S.E.C. filings. Certain expenses are paid for the Company president for services rendered in lieu of salary, and amounted to $6,316 and $5,971 in 1999 and 1998. A payment of $2,900 to Industries for preparation of the 1998 Form 10KSB is included in expenses for the year ended May 31, 1999.

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

8.  SUPPLEMENTAL OIL AND GAS FINANCIAL AND RESERVE INFORMATION (UNAUDITED)

Reserve estimates for 1999 and 1998 were prepared by Company management. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expense, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change as future information becomes available.

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

ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas (all of which are located within the United States) as well as changes in proved reserves during the past two years are indicated below:
                                      F-10

                           ALFA RESOURCES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                         May 31, 1999 and 1998
                             (Continued)


                                            Oil (Bbl)    Natural Gas (MCF)

Reserves at May 31, 1997                       7,860               --

 Extensions and discoveries                       --               --
 Purchase of minerals in place                    --               --
 Sales of minerals in place                       --               --
 Production                                   (1,357)            (519)
 Revisions of previous estimates              (2,297)             519

Reserves at May 31, 1998                       4,206              -0-

 Extensions and discoveries                       --               --
 Purchase of minerals in place                    --               --
 Sales of minerals in place                       --               --
 Production                                   (1,241)             352
 Revisions of previous estimates              (1,690)            (352)

Reserves at May 31, 1999                       1,275              -0-


There are no reserves attributable to partnership or minority interests at May 31, 1999, or 1998.

All capitalized costs related to oil and gas activities at May 31, 1999 and 1998 are considered related to proved properties.

OIL AND GAS OPERATIONS

Depletion, depreciation and amortization (including the 1998 ceiling adjustment) per equivalent unit of production for the years ended May 31, 1999 and 1998 was $6.44 and $6.43, respectively.

In 1999 and 1998, there were no acquisition, exploration or development costs incurred.

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

                               ALFA RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             May 31, 1999 and 1998
                                  (Continued)

                                          1999            1998

Future cash inflows                   $   15,306       $  56,843
Future cash outflows:
 Production costs                        (12,313)       ( 47,796)

Future net cash flows before
 future income taxes                       1,992           9,047

Future income taxes                           --              --

Future net cash flows                      1,992           9,047

Adjustment to discount future
 annual net cash flows at 10%               (161)         (1,053)

Standardized measure of discounted
 future net cash flows                $    1,831       $   7,994

The following table summarizes the principal factors comprising the changes in the standardized measure of discounted net cash flows for the years ended May 31, 1999 and 1998.
                                             1999            1998

Standardized measure, beginning of
 period                                   $   7,994       $ 38,235
Sales of oil and gas, net of
  production costs                           (1,242)        (3,273)
Net change in sales prices, net of
 production costs                            (5,953)       (25,559)
Changes in estimated future
  development costs                              --            --
Purchases of minerals in place                   --            --
Sales of minerals in place                       --            --
Revisions of quantity estimates                  --       (10,886)
Accretion of discount                           799          3,823
Other, including changes in production
 rates (timing)                                 233          5,654

Standardized measure, end of period       $   1,831       $  7,994

Because of the Company's negligible standard of measure of discounted future net cash flows, no value is given to oil and gas properties owned in the accompanying balance sheet at May 31, 1999.

9. YEAR 2000 ISSUES.

Like other organizations and individuals around the world, Alfa could be adversely affected if the computer systems it uses and those used by significant third parties (e.g. vendors) do not properly process and calculate date-related information and data. This is commonly known as the "Year 2000
(Y2K) issue." Management is assessing its business processes and has initiated actions to address the Y2K needs identified. Management is also assessing the actions being taken by significant third parties that interface with Alfa. At this time management is not able to determine the impact, including any costs of remediation, of the "Year 2000 issue" on Alfa.