Form 10-Q
period 1999-08-31
ALFA RESOURCES INC
filed 1999-10-22
CIK 354767

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-QSB

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended August 31, 1999.

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______, 19___ to _______, 19___.

                          Commission File Number:  0-10157

                               ALFA RESOURCES, INC.
                      -----------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


       COLORADO                                              84-0846529
 ------------------------------                       -----------------------
(State or Other Jurisdiction of                      (I.R.S. Employer Identi-
 Incorporation or Organization)                       fication Number)


                          218 CARMEN LANE, SUITE 208
                            SANTA MARIA, CA  93458
                     --------------------------------------
                     Address of Principal Executive Offices

                                (805) 928-8688
                           -------------------------
               (Registrant's Telephone Number, Including Area Code)

                        216 SIXTEENTH STREET, SUITE 730
                            DENVER, COLORADO 80202
                --------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            X       Yes                 No
                          _____               _____

There were 99,000,000 shares of the Registrant's $.001 par value common stock outstanding as of August 31, 1999.

                            ALFA RESOURCES, INC.
                               BALANCE SHEET

                                      ASSETS
                                                  August 31         May 31
                                                     1999            1999
CURRENT ASSETS
  Cash and cash equivalents                     $      614       $   20,860
  Accounts Receivable-trade                          1,250              700

          Total current assets                       1,864           21,560

Oil and gas properties using
 the full cost method                              625,000        1,430,126
  Less: depletion, depreciation, amortization
    and valuation allowance                           (200)      (1,430,126)

                                                   624,800                0

Other assets                                       415,000          843,000

             TOTAL ASSETS                       $1,041,664       $  864,560

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                              $   15,116       $   23,941
  Dividends Payable                                 26,673           26,673
  Accrued Expenses                                   2,042               --
  Current Portion of Long Term Debt                 68,877               --

     Total current liabilities                     112,708           50,614

LONG TERM DEBT
   Note Payable                                    131,123               --


SHAREHOLDERS' EQUITY
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued & outstanding                     292,947          292,947
  Common stock, $.001 par value; authorized
   150,000,000 shares; 99,000,000 shares
   issued and outstanding                           99,000           99,000
  Additional paid-in capital                     2,422,976        2,422,976
  Accumulated deficit                           (2,017,090)      (2,000,977)

  Total shareholders' equity                       797,833          813,946

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY                           $ 1,041,664       $  864,560


The accompanying notes are an integral part of the financial statements.

                             ALFA RESOURCES, INC.
                           STATEMENTS OF OPERATIONS
              For the Three Months Ended August 31, 1999 and 1998

                                                 1999            1998

REVENUES
  Oil and gas sales                            $   1,250      $  3,400
  Interest and other income                           70            93
  Gain on sale of oil and gas properties           4,055            --

     Total revenues                                5,375         3,493

EXPENSES
  Production                                         900         3,425
  General and Administrative                      18,346         9,318
  Depletion, depreciation, amortization,
   and valuation allowance                           200         1,800
  Interest expense                                 2,042            --

     Total expenses                               21,488        14,543

Net Income (Loss)                              $(16,113)      $(11,050)

Net (Loss) per share                            $     *       $      *

Weighted average shares
  outstanding                                 99,000,000     44,865,212




   * less than $(0.01) per share















The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                         STATEMENTS OF CASH FLOWS
             For the Three Months Ended August 31, 1999 and 1998

                                                      1999       1998

Cash provided by (used in) operations:
  Net Income (Loss)                                  $(16,113) $(11,050)
     Adjustments:
      Depletion, depreciation and amortization            200     1,800
      (Increase) decrease in accounts receivable         (550)      354
      (Increase) decrease in Prepaid expense               --     2,900
      (Increase) decrease in other assets              428,000       --
      Increase (decrease) in accounts payable           (8,825)   6,317
      Increase (decrease) in accrued expenses            2,042     (336)

Cash provided by (used in) operations                  404,754      (15)

Cash flows from financing activities:
  Assumption of debt                                   200,000        --

Net cash provided by financing activities              200,000        --

Cash used in investing activities:
 Purchase of oil and gas properties                   (625,000)        --

Net cash provided by investing activities             (625,000)        --

Net increase (decrease) in cash                        (20,246)      (15)
Cash, beginning of period                               20,860     10,830

Cash, end of period                                  $     614   $ 10,815













The accompanying notes are an integral part of the financial statements.

                            ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AUGUST 31, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of a going concern. However, the Company has depleted its working capital because of past operating losses. With the acquisition of new oil and gas properties and the increase in oil prices, management expects to generate net income and continue in operation; but this cannot be assured. A decrease in the price of oil or other unexpected circumstances could cause operations to cease within a short period of time.

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

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Balance Sheet as of August 31, 1999, and the Statement of Operations and the Statement of Cash flow for the three months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1999, filed in the Company's Form 10-KSB annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Alfa continues to have working capital problems. The company has sold it's older oil and gas properties at a gain of $4,055; and has acquired interest in new oil and gas properties which are expected to generate a positive cash flow to the Company within the next six to eight months. This interest, valued at $625,000, was acquired through an exchange in Other Assets of $425,000; and the balance of $200,000 was undertaken as a liability. $68,877 of these liabilities are current. At August 31, the Company had a working capital deficit of $110,844.

YEAR 2000

Alfa has no proprietary software. The Company has acquired from the manufacturer of it's software package, a new version of it's software that is Year 2000 compliant. Alfa does not expect to incur any significant costs related to the Year 2000 problem.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO AUGUST 31, 1998

All of the oil and gas properties that were held by Alfa as of May 31, 1999 were sold during the quarter ended August 31, 1999. In this same quarter, Alfa acquired a 25% interest in the oil and gas properties of Delta Petroleum located in LaSalle Parish, Louisiana. Alfa's proportionate share of the proved reserves and valuation, based on SEC PV-10 case, is $625,000. Pursuant to this acquisition, $425,000 was adjusted against Other Assets; and the balance of $200,000 was undertaken as a liability. Payments against this liability are based on future oil production; and it is estimated that $68,877 will be payable within the current fiscal year and $131,123 in future fiscal years.

Oil and gas revenues decreased from $3,400 in 1998 to $1,250 in 1999 because the new property did not start producing until the last month of the quarter and is still not producing at full capacity. Interest and other income decreased from $93 in 1998 to $70 in 1999. Net gain from the sale of oil and gas properties in 1999 was $4,055. There were no sales of oil and gas properties in 1998.

Production expenses decreased from $3,425 in 1998 to $900 in 1999 because of lower production. General and Administrative expenses increased from $9,318 in 1998 to $18,346 in 1999 due to increased activity in seeking out business opportunities and the subsequent need for paid staffing. Interest expense increased from zero to $2,042 because of the liabilities associated with the new property.

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

RELATED PARTY TRANSACTIONS

In August, 1999, all of the Company's oil and gas operations held as of May 31, 1999 were assigned to Mystique Resources Company in exchange for services rendered and assumption of the outstanding liabilities related to those operations. Mystique Resources Company is owned by a former officer and director of the Company. The net gain to the Company from this transaction was $7,055.

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

                                       ALFA RESOURCES, INC.

                                       /signed/ Sultan Mahmud


Dated: October 21, 1999             By:/s/ Sultan Mahmud
                                       Sultan Mahmud, President



Dated: October 21, 1999             By:/s/ Nancy R. Heck
                                        Nancy R. Heck, Chief
                                        Financial and Accounting
                                        Officer