Form 10QSB
period 1999-11-30
CAPCO ENERGY INC
filed 2000-01-19
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 1999.

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______, 19___ to _______, 19___.

                          Commission File Number:  0-10157

                               CAPCO ENERGY, INC.
                      -----------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


       COLORADO                                              84-0846529
------------------------------                       -----------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification Number)


                       2922 EAST CHAPMAN AVENUE, SUITE 202
                                  ORANGE, CA  92869
                     --------------------------------------
                     Address of Principal Executive Offices

                                (714) 288-8230
                           -------------------------
               (Registrant's Telephone Number, Including Area Code)

                            ALFA RESOURCES, INC.
                         218 CARMEN LANE, SUITE 208
                           SANTA MARIA, CA 93458
                --------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            X       Yes                 No
                          ----                     ----

There were 1,000,000 shares of the Registrant's $.001 par value Common Stock outstanding as of December 31, 1999.

                             CAPCO ENERGY, INC.
                               BALANCE SHEET
                             NOVEMBER 30, 1999
                                (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $      129

          Total current assets                         129

PROPERTY AND EQUIPMENT
Oil and gas properties using
the full cost method                               633,750
Other                                                  376
                                                   634,126
  Less: depletion, depreciation
          and amortization                          (3,729)

          Total property and equipment             630,397

Other assets                                       328,203

             TOTAL ASSETS                        $ 958,729

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                              $   11,902
  Dividends payable                                 26,673
  Current portion of long term debt                 72,273

     Total current liabilities                     110,848

LONG TERM DEBT
   Property production payable                     117,122

SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
   authorized 10,000,000 shares, 292,947
   shares issued and outstanding                   292,947
  Common stock, $.001 par value; authorized
   150,000,000 shares; 1,000,000 shares
   issued and outstanding                            1,000
  Additional paid-in capital                     2,521,976
  Accumulated deficit                           (2,085,164)

  Total shareholders' equity                       730,759

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY                            $  958,729

    The accompanying notes are an integral part of the financial statements.

                             CAPCO ENERGY, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Six Months          Three Months
                                          Ended November 30    Ended November 30
                                          -----------------    -----------------
                                           1999       1998      1999      1998
                                         -------   -------    ------    -------

REVENUES
  Oil and gas sales                      $11,021   $ 7,637    $ 9,771   $ 4,237
  Interest and other income                   70       147        --         54
  Gain on sale of oil and gas properties   4,055       --         --        --

     Total revenues                       15,146     7,784      9,771     4,291

EXPENSES
  Production                              36,738     7,472     35,838     4,047
  General and administrative              53,938    17,599     35,592     8,281
  Depletion, depreciation
   and amortization                        3,729     3,600      3,529     1,800
  Interest expense                         4,928       --       2,886       --

     Total expenses                       99,333    28,671     77,845    14,128

Loss from operations                     (84,187)  (20,887)   (68,074)   (9,837)

Income tax expense                           --        --         --        --

Net loss                                $(84,187) $(20,887)  $(68,074)  $(9,837)

Net loss per share                       $ (0.08)   $(0.04)    $(0.07)   $(0.02)

Weighted average shares
  outstanding                            990,710   465,768    991,429   482,884



    The accompanying notes are an integral part of the financial statements.

                               CAPCO ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
               For the Six Months Ended November 30, 1999 and 1998
                                   (Unaudited)

                                                        1999      1998
                                                     --------  --------
Cash Flows from Operating Activities
  Net loss                                           $(84,187) $(20,887)
     Adjustments:
      Depletion, depreciation and amortization          3,729     3,600
      Issuance of Common Stock for services             1,000     5,135
      Decrease in accounts receivable                     700       354
      Decrease in prepaid expense                         --      2,900
      Decrease in other assets                          3,000       --
     (Decrease) increase in accounts payable          (12,039)   10,243
     (Decrease) in accrued expenses                       --       (336)

      Net cash (used in) provided by operating
        activities                                    (87,797)    1,009

Cash Flows from Investing Activities:
  Expenditures for property and equipment              (9,126)      --

      Net cash used in investing activities            (9,126)      --

Cash Flows from Financing Activities:
  Advances from affiliates                             86,797       --
  Payments on long-term debt                          (10,605)      --

      Net cash provided by financing activities        76,192       --

Net (decrease) increase in cash                       (20,731)    1,009

Cash, beginning of period                              20,860    10,830

Cash, end of period                                  $    129  $ 11,839






The accompanying notes are an integral part of the financial statements.

                               CAPCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------

Effective November 18, 1999, shareholders of the Company approved the change of the name of the Registrant to Capco Energy, Inc.

Basis of Accounting
-------------------

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the financial statements for the year ended May 31, 1999, and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which, except as otherwise disclosed herein, consist of normal recurring accruals only) necessary to present fairly the Company's financial position as of November 30, 1999, and the results of operations for the six and three month periods ended November 30, 1999 and 1998, and the cash flows for the six month periods ended November 30, 1999 and 1998.

Management's Plans
------------------
The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has depleted its working capital due to operating losses. With the acquisition of new oil and gas properties in July 1999 and the increase in oil prices during the year 1999, management expects to generate net income and continue in operation, but this cannot be assured. A decrease in the price of oil or other unexpected circumstances could cause operations to cease within a short period of time. In December 1999, the Company engaged in a series of transactions designed to improve the Company's financial position, and increase income from operations and cash flow (see "Subsequent Events" footnote).

Oil and Gas Accounting
----------------------
The Company accounts for oil and gas properties using the "full cost" method. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized, including costs of unsuccessful activities. Oil and gas properties are depleted using the units-of-production method based on the ratio of current period production to estimated proved oil and gas reserve quantities. No gain or loss resulting from the disposition of oil and gas properties is recognized unless the relationship between capitalized costs and reserves in a cost center is significantly changed.

The Company periodically reviews the carrying value of its oil and gas properties in accordance with requirements of the full cost method of accounting. Under these rules, capitalized costs of oil and gas properties may not exceed the present value (discounted at 10%) of estimated future net revenues from proved reserves, plus the lower of cost or fair market value of unproved properties, after considering potential future income tax effects. Application of this ceiling test generally requires pricing future revenue at the prices in effect as of the end of each reporting period and requires a writedown for accounting purposes if the ceiling is exceeded.

Revenue from oil and gas production is recognized upon sale to unaffiliated purchasers.

Cash Equivalents
----------------
Cash equivalents include money-market accounts or other highly-liquid debt instruments with an original maturity of three months or less.

Use of Estimates
----------------
Preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates. The unaudited oil and gas reserve estimates prepared by management should be considered as reasonably possible to change, which can affect depletion and the net carrying value of oil and gas properties.

Earnings Per Share
------------------
Basic earnings per common share are based on the weighted average number of common shares outstanding during the period. Dual presentation of basic and diluted earnings per share is required for companies with complex capital structures. The calculation of diluted earnings per common share includes, when their effect is dilutive, the incremental shares that would have been outstanding assuming the exercise of stock options.

2.  COMMON STOCK

On November 18, 1999, shareholders of the Company adopted a resolution authorizing the consolidation of the issued and outstanding shares of Common Stock, $.001 par value, through a reverse stock split on the basis of one (1) share for each one hundred (100) shares surrendered. All share and per share amounts have been adjusted to give retroactive effect to this split for all periods presented.


3. STATEMENT OF CASH FLOWS

Following is certain supplemental information regarding cash flows for the six month periods ended November 30, 1999 and 1998:

                                             1999           1998
                                            -------          -----
               Interest paid                $ 4,928         $ -0-
               Income taxes paid            $ -0-           $ -0-


Non-cash investing and financing transactions are as follows:

In July 1999, the Company sold oil and gas properties with an historical cost of $1,430,126 and a net book value of $-0-. The transaction also included the transfer of liabilities in the amount of $6,467, accounts receivable in the amount of $700 and other assets in the amount of $3,000 to the purchaser.

In August 1999, the Company acquired producing oil and gas properties at a cost of $625,000 by reduction of other assets in the amount $425,000 and the assumption of liabilities in the amount of $200,000.

In November 1999, the Company issued 10,000 shares of Common Stock for services in the amount of $1,000.

In September 1998, the Company issued 51,350 shares of Common Stock for services in the amount of $5,135.


4.  RELATED PARTY TRANSACTIONS

In August 1999, all of the Company's oil and gas operations held as of May 31, 1999 were assigned to Mystique Resources Company in exchange for services rendered and assumption of the outstanding liabilities related to those operations. Mystique Resources Company is owned by a former officer and director of the Company. The net gain to the Company from this transaction was $4,055.

5.  SUBSEQUENT EVENTS

In December 1999, the Company initiated an offering to qualified investors of 2,000,000 shares of Common Stock, $.001 par value, at a price of $1.25 per share ("Offering"). The subscription period for the Offering was to continue until (a) full capitalization, or (b) December 15, 1999, subject to a forty-five day extension. On December 15, 1999, the subscription period was extended to January 15, 2000. Net proceeds from the Offering, which are estimated to be approximately $2.35 million if the Offering is fully subscribed, will be used to finance the acquisition of oil and gas production and the stock of other entities engaged in the oil and gas business, and for working capital and other corporate purposes. All proceeds realized from the Offering are to be immediately deposited and made available to the Company.

In December 1999, the Company entered into agreements with shareholders of Capco Resources Ltd. ("Resources"), a Canadian public company whose stock is traded on the Alberta Stock Exchange, to exchange, in the aggregate, 13,096,058 shares of the Company's Common Stock, for common shares representing approximately 71.6% of the total issued and outstanding shares of Resources. Resources' assets consist principally of equity interests in two publicly traded U. S. companies: approximately 35% ownership of Meteor Industries, Inc. (NASDAQ; METR), and approximately 30% ownership of Greka Energy Corporation (NASDAQ; GRKA).

In December 1999, the Company entered into agreements with shareholders of Capco Resource Corporation ("Corporation"), a Delaware corporation, to exchange, in the aggregate, 5,600,000 shares of the Company's Common Stock, for common shares representing 80% of the total issued and outstanding shares of Corporation. Corporation's principal assets include working interests in producing oil and gas properties in Kansas and an approximate 9% equity interest in Resources.

As a result of the Company's controlling ownership of Corporation, the Company is deemed to have beneficial ownership of approximately 80.6% of Resources.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of three month periods ended November 30, 1999 and 1998
------------------------------------------------------------------
Revenues increased from $4,291 in 1998 to $9,771 in 1999. The increase was primarily attributable to an increase in oil production volumes resulting from the producing properties acquired by the Company in July 1999.

Production expenses increased from $4,047 in 1998 to $35,838 in 1999 due principally to remedial and workover expenses resulting from efforts to increase oil production rates on properties acquired by the Company in 1999.

General and administrative expenses increased from $8,281 in 1998 to $35,592 in 1999 due to the engagement of personnel in anticipation of increased levels of activity.

Depreciation, depletion and amortization increased from $1,800 in 1998 to $3,529 in 1999 due to transactions in the first fiscal quarter of 1999 whereby the Company disposed of fully depleted properties and acquired new properties.

Interest expense increased from $-0- in 1998 to $2,886 in 1999 due to long-term debt in the form of a production payable assumed by the Company in connection with the acquisition of producing properties in July 1999.


Comparison of six month periods ended November 30, 1999 and 1998
----------------------------------------------------------------
Revenues increased from $7,784 in 1998 to $15,146 in 1999. The increase was attributable to an increase of $3,384 in oil and gas sales resulting from the producing properties acquired by the Company in July 1999, and a net gain in the amount of $4,055 from the sale of oil and gas properties in 1999.

Production expenses increased from $7,472 in 1998 to $36,738 in 1999 due principally to remedial and workover expenses resulting from efforts to increase oil production rates on properties acquired by the Company in July 1999.

General and administrative expenses increased from $17,599 in 1998 to $53,938 in 1999 due to the engagement of personnel in anticipation of increased levels of activity.

Depreciation, depletion and amortization increased from $3,600 in 1998 to $3,729 in 1999 due to transactions in the first fiscal quarter of 1999 whereby the Company disposed of fully depleted properties and acquired new properties.

Interest expense increased from $-0- in 1998 to $4,928 in 1999 due to long-term debt in the form of a production payable assumed by the Company in connection with the acquisition of producing properties in July 1999.


LIQUIDITY AND CAPITAL RESOURCES

Since commencing operations, the Company's liquidity has been materially and adversely affected by its lack of significant operating revenues and continuing operating expenses. In the first quarter of the current fiscal year, the Company sold it's older oil and gas properties, and acquired an interest in other oil and gas properties which are expected to generate a positive cash flow to the Company within the next six to eight months. This interest, valued at $625,000, was acquired through an exchange of other assets in the amount of $425,000, and the assumption of liabilities in the amount of $200,000. Of these liabilities, $72,273 is considered to be payable within the next twelve months and accordingly, is classified as a current liability at November 30, 1999. At November 30, 1999, the Company had a working capital deficit of $110,719.

The Company's liquidity needs to date have principally been satisfied through funds provided by affiliates. Management believes that the maximum net proceeds from the offering of Common Stock ("Offering") currently in progress will generate sufficient working capital to conduct the business of the Company over the next 12 months. To the extent that the Company's capital resources, including the proceeds of the Offering, are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others. The Company has no current arrangements regarding additional financing. No assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain programs or technologies that the Company would otherwise seek to develop or commercialize, which could have a material adverse effect on the Company.


CASH FLOWS

The Company's net cash used in operating activities increased from an inflow of $1,009 for the six months ended November 30, 1998, to an outflow of $87,797 for the six months ended November 30, 1999. The net loss for the six month period ended November 30, 1999, adjusted for non-cash charges, accounted for $79,458 of the outflow.

Investing activities in 1999 resulted in an outflow of $9,126 due to expenditures incurred in connection with the Company's producing oil and gas properties that were acquired during the period. There were no investing activities during the same period of 1998.

Financing activities in 1999 resulted in a net cash inflow of $76,192. Cash inflows of $86,797 were received from affiliated parties, and payments totaling $10,605 were made in reduction of long term debt. There were no financing activities during the same period of 1998.


EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil and gas produced by the Company has fluctuated significantly during the last year. Changes in the price that the Company receives for its oil and gas is set by market forces beyond the Company's control. That uncertainty in oil and gas prices makes it more difficult for the Company to increase its oil and gas asset base and become a significant participant in the oil and gas industry. As the Company's results of operations are very sensitive to changes in the price of oil, it is difficult for management to predict whether or not the Company will be profitable in the future.

YEAR 2000

The Company has no proprietary software. The Company's software vendor has provided a new version of software that is Year 2000 compliant. The Company has not incurred any significant costs related to Year 2000 issues.


                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)  On November 18, 1999, the Company held its Annual Meeting of Stockholders.

(b) The Annual Meeting of Stockholders involved the election of directors of the Company for a one-year term to expire at the Company's 2000 Annual Meeting of Stockholders, or until their successors have been elected and qualified. At such meeting the entire Board of Directors was elected and the persons listed in (c) below were elected directors of the Company for the term stated above.

(c) The matters voted upon at the Annual Meeting of Stockholders, and the results of such voting, are as follows:

1.   Election of three directors


                                           Withheld/      Broker
Nominee         Votes For  Votes Against  Abstentions    Nonvotes

Sultan Mahmud   51,600,000      -0-        48,400,000      -0-

Nancy Heck      51,600,000      -0-        48,400,000      -0-

C.L. Nordstrom  51,600,000      -0-        48,400,000      -0-

2.   Approve a 100 to 1 reverse stock split

                                           Withheld/     Broker
               Votes For  Votes Against  Abstentions    Nonvotes

               51,600,000       -0-       48,400,000       -0-


3.   Approve changing the name of the Company to Capco Energy, Inc.

                                          Withheld/      Broker
               Votes For  Votes Against  Abstentions    Nonvotes

               51,600,000       -0-       48,400,000       -0-


4.   Approve the 1999 Incentive Equity Plan

                                          Withheld/      Broker
               Votes For  Votes Against  Abstentions    Nonvotes

               51,600,000       -0-       48,400,000       -0-


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits. The following exhibits are furnished as part of this report:

     Exhibit No.                      Description
     ----------                       -----------
         3.1 Articles of Amendment to the Articles of Incorporation filed December 6, 1999*

        10.1              Capco Energy, Inc. 1999 Incentive Equity Plan
                          (filed as Appendix A to the Capco Energy, Inc. Preliminary Proxy Statement (Form 14A) on October 22, 1999, SEC file #0-10157 and incorporated by reference herein)

        11.1              Computation of Earnings per Common Share*

        27.1              Financial Data Schedule*

      * Filed herewith

(b) During the period for which this report is filed, the Registrant filed the following Report on Form 8-K:

     Current Report on Form 8-K dated November 29, 1999, which reported events under Item 5, Other Events.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPCO ENERGY, INC.




Dated: January 18, 2000             By:  /s/ Ilyas Chaudhary
                                       --------------------------
                                       Ilyas Chaudhary, President
                                         and Chief Executive Officer


Dated: January 18, 2000             By:  /s/ John R. Aitken
                                       --------------------------
                                       John R. Aitken, Chief
                                         Financial and Accounting
                                         Officer