Form 10QSB
period 2000-02-29
CAPCO ENERGY INC
filed 2000-04-20
CIK 354767

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended February 29, 2000.

                                           OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _______, 19___ to _______, 19___.

            Commission File Number:  0-10157

                              CAPCO ENERGY, INC.
          ---------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in its Charter)


         COLORADO                                          84-0846529
-------------------------------                    -----------------------
(State or Other Jurisdiction of                     (IRS Employer Identi-
 Incorporation or Organization)                        fication Number)


                            2922 E. CHAPMAN, SUITE 202
                             ORANGE CALIFORNIA 92869
                       --------------------------------------
                      Address of Principal Executive Offices

                                  (714) 288-8230
                --------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

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

                            X       Yes                 No

There were 21,303,838 shares of the Registrant's $.001 par value common stock outstanding as of February 29, 2000.

                                CAPCO ENERGY, INC.

                            CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                              FEBRUARY 29,       MAY 31,
                                                 2000             1999

CURRENT ASSETS:
  Cash & Cash Equivalents                     $ 1,714,743       $   20,860
  Accounts Receivables, net                       777,250              700
  Accounts Receivables, related parties         2,276,823                -
  Inventory                                       952,599                -
  Deferred Tax Asset                              146,755                -
  Other Current Assets                              6,799                -

     Total Current Assets                       5,874,969           21,560

Property, Plant and Equipment                   6,979,060        1,430,126
Accumulated Depreciation                         (840,322)      (1,430,126)

     Total Property                             6,138,738                -

OTHER ASSETS
  Investments                                  15,427,358                -
  Intangibles                                     363,359                -
  Amortization of Intangibles                    (118,016)               -
  Other Assets                                     31,012          843,000

     Total Other Assets                        15,703,713          843,000

        TOTAL ASSETS                          $27,717,420       $  864,560





















The accompanying notes are an integral part of the financial statements.

                               CAPCO ENERGY, INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              FEBRUARY 29,       MAY 31,
                                                  1999             1999
CURRENT LIABILITIES
  Accounts Payable, Trade                     $ 1,900,576      $     23,941
  Book Overdraft                                2,492,749                 -
  Current Portion, Long-term Debt               2,347,202                 -
  Accrued Expenses                                100,016                 -
  Taxes Payable                                   (26,844)                -
  Dividend Payable                                 26,673            26,673

     Total Current Liabilities                  6,840,372            50,614

Long Term Debt                                  3,546,772                 -

Deferred Tax Liability                            608,247                 -

Minority Interest in Subsidiaries                 765,798                 -

Commitments and Contingencies

     Total Liabilities                         11,761,189            50,614

Stockholders' Equity
  Preferred Stock, $1.00 par value;
  Authorized 10,000,000 shares, 292,947
  Shares issued and outstanding                   292,947           292,947
Common Stock, $.001 par value;
  Authorized 150,000 shares; 21,303,838
  Shares issued and outstanding                    21,304            99,000
Paid-In Capital                                17,841,739         2,422,976
Retained Earnings                              (2,199,759)       (2,000,977)

     Total                                     15,956,231           813,946

        TOTAL LIABILITIES AND EQUITY          $27,717,420        $  864,560















The accompanying notes are an integral part of the financial statements.

                                CAPCO ENERGY, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
      For the Three Months Ended February 29, 2000 and February 28, 1999


                                                  2000              1999

REVENUES
  Sales                                       $ 3,448,627       $   809,131
  Cost of Sales                                 2,634,830                 -

     Gross Profit                                 813,797           809,131

EXPENSES
  Selling, General and Administrative           1,013,416             5,427
  Amortization                                      3,755                 -
  Depreciation/Depletion                             (798)            1,800

     Total Expenses                             1,016,373             7,227

  Income from Operations                         (202,576)          801,904

OTHER INCOME AND (EXPENSES)
  Interest Income                                    (468)               57
  Interest Expense                                (78,555)                -
  Other                                            12,723                 -
  Gain on Sale of Assets                               70                 -

     Total Other Income                           (66,230)               57

  Income (loss) before Taxes                     (268,806)          801,961

Provision for Income Taxes                       (136,255)                -

  Income before Minority                         (132,551)          801,961

Minority Interest                                 (17,956)                -

     Net Income (loss)                         $ (114,595)      $   801,961

Net Income (loss) per Share
  Basic                                        $    (0.01)      $      0.81
  Diluted                                      $    (0.01)      $      0.81

Average Share Outstanding
  Basic                                        14,535,892           990,000
  Diluted                                      14,535,892           990,000








The accompanying notes are an integral part of the financial statements.

                                CAPCO ENERGY, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                  2000               1999

REVENUES
  Sales                                       $ 3,459,648       $    816,768
  Cost of Sales                                 2,634,830                  -

     Gross Profit                                 824,818            816,768

EXPENSES
  Selling, General and Administrative           1,104,092             30,498
  Amortization                                      3,755                  -
  Depreciation/Depletion                            2,931              5,400

     Total Expenses                             1,110,778             35,898

  Income from Operations                         (285,960)           780,870

OTHER INCOME AND (EXPENSES)
  Interest Income                                    (398)               204
  Interest Expense                                (83,483)                 -
  Other                                            12,723                  -
  Gain on Sale of Assets                            4,125                  -

     Total Other Income                           (67,033)               204

  Income (loss) before Taxes                     (352,993)           781,074

Provision for Income Taxes                       (136,255)                 -

  Income before Minority                         (216,738)           781,074

Minority Interest                                 (17,956)                 -

     Net Income (loss)                         $ (198,782)      $    781,074

Net Income (loss) per Share
  Basic                                        $    (0.04)      $       1.23
  Diluted                                      $    (0.04)      $       1.23

Average Share Outstanding
  Basic                                         5,506,408            634,807
  Diluted                                       5,506,408            634,807








The accompanying notes are an integral part of the financial statements.

                                 CAPCO ENERGY, INC
                         CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 2000

                                                     2000             1999

Cash Flow from Operating Activities:
  Net Income (Loss)                              $  (198,782)     $  781,074
  Adjustments to reconcile net income
   to net cash provided by operating activities
  Depreciation and amortization                        6,685           5,400
  (Gain) loss on disposal of property and
   equipment                                          (4,125)              -
  Deferred Income Taxes                             (138,504)              -
  Minority Interest                                  (17,956)              -

Decrease (Increase) in:
  Accounts Receivable, (net)                        (646,539)       (804,644)
  Inventories                                         97,835               -
  Other Current Assets                                (5,729)              -
  Increase(Decrease) in Accounts Payable             774,601           5,469
  Increase(Decrease) in Accrued Liabilities          (20,744)           (336)
  Increase (Decrease) in Taxes Payable               (55,156)              -
  Decrease (Increase) Other Assets                     2,429           2,900

     Net Cash Used by Operating Activities          (205,985)        (10,137)

Cash Flows from Investing Activities:
  Acquisition Net of Cash                         (2,089,499)              -
  Cash Proceeds from Sale of Property                  4,125               -
  Purchases of Property and Equipment               (929,978)        (35,000)
  Non-compete Agreement                                  266               -
  Investment in Closely Held Business               (698,528)              -

     Net cash used by investing activities        (3,713,614)        (35,000)



















                            Continued on Next Page

                                  CAPCO ENERGY, INC
                         CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 2000
                                      (Continued)

                                                     2000             1999

Cash Flow from Financing Activities:
  Increase(Decrease) in Book Overdraft          $ 2,492,749      $         -
  Borrowings on Long-Term Debt                    2,324,858                -
  Sale of Stock                                     795,875           55,135

     Net Cash Provided by Financing Activities    5,613,482           55,135

Net Increase in Cash                              1,693,883            9,998
Cash, Beginning of Period                            20,860           10,830

Cash, End of Period                             $ 1,714,743      $    20,828

Non Cash Transactions

     Stock Issued for Acquisitions              $14,545,192      $         -


































The accompanying notes are an integral part of the financial statements.

                                 CAPCO ENERGY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FEBRUARY 28, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Capco Energy, Inc. ("CEI") was incorporated as a Colorado corporation on January 6, 1981. Effective in 1999 CEI acquired 100% of Capco Resource Corporation ("CRC"), approximately 80% of Capco Resources, Ltd. ("CRL"), 80% of Zelcom Industries, Inc. ("ZELCOM"), and 100% of Meteor Stores, Inc. ("MSI"). CRL owns 100% of Capco Asset Management, ("CAM"). CRL owns 1,290,000 shares of Greka Energy, Inc. These shares represent approximately 30% of the outstanding Share Capital of Greka. Greka trades under the symbol GRKA. CAM owns 1,216,000 shares of Meteor Industries Inc. these shares represent approximately 35% of the outstanding Share Capital of Meteor Industries, a petroleum marketing business based in Denver. Meteor trades under the symbol METR. CAM made a convertible investment in Chaparral, which may result in CAM owning in excess of 400,000 shares of Chaparral's Common Stock. Chaparral trades under the symbol CHAR. CAM made a convertible investment in Nevada Manhattan, which may result in CAM owning 16,000,000 shares of Nevada's common stock. Nevada trades under the symbol NVMHE.

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

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the quarter ending February 29, 2000.

Revenue from oil and gas production is recognized upon sale to unaffiliated purchasers.

CASH EQUIVALENTS

Cash equivalents include money-market accounts or other highly liquid debt instruments with an original maturity of three months or less.

USE OF ESTIMATES

Preparation of financial statements in accordance with generally accepted
accounting principles requires the use of estimates.   The unaudited oil and
gas reserve estimates prepared by management should be considered as reasonably possible to change, which can affect depletion and the net carrying value of oil and gas properties.
                                    8

INCOME (LOSS) PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated taking into account all potentially dilutive securities. The company has no dilutive securities. Antidilutive securities are omitted.

BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended May 31, 1999, filed with the Company's Form 10-K.

CONTINGENCIES

The Company is subject to various federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulations could require the Company to make additional unforeseen environmental expenditures. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operation

BUSINESS SEGMENTS

The Company operates in three business segments: oil production retail convenience stores and Internet operations. Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. The following tables reflect the segment information:


                     For the Nine Months Ended                 For the Nine Months Ended
                        February 29, 2000                          February 28, 1999
                        Oil        Conven-                         Oil       Conven-
                        Produc-    ience                           Produc-   ience
              Total     tion       Stores      Internet   Total    tion      Stores  Internet
            ----------  ---------  ----------  --------  --------  --------  ------  --------
REVENUES
Sales       $3,459,648  $ 164,884  $3,294,764  $      -  $816,768  $816,768   $  -     $  -

Cost of
 Sales       2,634,830          -   2,634,830         -         -         -      -         -

Gross
 Profit        824,818    164,884     659,934         -   816,768   816,768      -         -

EXPENSES
Selling,
 General &
 Adminin-
 strative    1,104,092    400,394     689,525    14,173    30,498    30,498      -         -
Amortiza-
 tion            3,755      3,755           -         -         -         -      -         -
Depreciation
 /Depletion      2,931      2,931           -         -     5,400     5,400      -         -
            ----------  ---------  ----------  --------  --------  --------  ------  --------
Total
 Expenses    1,110,778    407,080     689,525    14,173    35,898   35,898       -         -

Income from
 Operations   (285,960)  (242,197)    (29,590)  (14,173)  780,870  780,870       -         -

Other Income
 & (Expenses)
Interest
 Income           (398)         -        (398)        -       204      204       -         -
Interest
 Expense       (83,783)   (34,690)    (48,793)        -         -        -       -         -
Other           12,723     12,723           -         -         -        -       -         -
Gain on
 Sale of
 Assets          4,125      4,125           -         -         -        -       -         -
            ----------  ---------  ----------  --------  --------  --------  ------  --------
Total other
 Income        (67,033)   (17,842)    (49,191)        -       204      204       -         -

Income (loss)
 Before
 Taxes        (352,993)  (260,039)    (78,781)  (14,173)  781,074  781,074       -         -

Provision
 For income
 Taxes        (136,255)  (100,375)    (30,410)   (5,470)        -        -       -         -

Income before
 Minority     (216,738)  (159,664)    (48,371)   (8,703)  781,074  781,074       -         -

Minority
 Interest      (17,956)   (12,432)          -    (5,524)        -        -       -         -
            ----------  ---------  ----------  --------  --------  --------  ------  --------
Net Income
 (Loss)      $(198,782) $(147,232) $  (48,371) $ (3,179) $781,074  $781,074  $   -   $     -



                     For the Nine Months Ended                 For the Nine Months Ended
                        February 29, 2000                          February 28, 1999
                        Oil        Conven-                         Oil       Conven-
                        Produc-    ience                           Produc-   ience
              Total     tion       Stores      Internet   Total    tion      Stores  Internet
            ----------  ---------  ----------  --------  --------  --------  ------  --------

REVENUES
Sales       $3,448,627  $ 153,863  $3,294,764  $      -  $809,131  $809,131  $    -  $      -

Cost of
 Sales       2,634,830          -   2,634,830         -         -         -       -         -

Gross
 Profit        813,797    153,863     659,934         -   809,131   809,131       -         -

EXPENSES
Selling,
 General &
 Adminin-
 strative    1,013,416    309,719     689,524    14,173     5,427     5,427       -         -
Amortiza-
 tion            3,755      3,755           -         -         -         -       -         -
Depreciation
 /Depletion       (798)      (798)          -         -         -         -       -         -
            ----------  ---------  ----------  --------  --------  --------  ------  --------
Total
 Expenses    1,016,373    312,676     689,524    14,173     5,427     5,427       -         -

Income from
 Operations   (202,576)  (158,813)    (29,590)  (14,173)  801,904   801,904       -         -

Other Income
 & (Expenses)
Interest
 Income           (468)       (70)       (398)        -        57        57       -         -
Interest
 Expense       (78,555)   (29,762)    (48,793)        -         -         -       -         -
Other           12,723     12,723           -         -         -         -       -         -
Gain on
 Sale of
 Assets             70         70           -         -         -         -       -         -
            ----------  ---------  ----------  --------  --------  --------  ------  --------
Total other
 Income        (66,230)   (17,039)    (49,191)        -        57        57       -         -

Income (loss)
 Before
 Taxes        (268,806)  (175,852)    (78,781)  (14,173)  801,961   801,961       -         -

Provision
 For income
 Taxes        (136,255)  (100,375)    (30,409)   (5,471)        -         -       -         -

Income before
 Minority     (132,551)   (75,477)    (48,372)   (8,702)  801,961   801,961       -         -

Minority
 Interest      (17,956)   (12,432)          -    (5,524)        -         -       -         -

Net Income
 (Loss)      $(114,595) $ (63,045) $  (48,372) $ (3,178) $801,961  $801,961  $    -  $      -


1.      ACQUISITIONS

Effective in December 1999 the Company acquired 100% of the outstanding common stock of Capco Resource Corporation ("CRC") in exchange for common stock of the Company. The transaction was accounted for as a purchase. Effective in December 1999 the Company acquired approximately 70% of the outstanding stock of Capco Resources, Ltd. ("CRL") in exchange for common stock of the Company. Effective in December 1999 the Company acquired 80% of the outstanding common stock of Zelcom Industries, Inc. ("ZELCOM") in exchange for common stock of the company. Effective December 31, 1999 the Company acquired 100% of the outstanding stock of Meteor Stores, Inc. for cash and a note.

2.      RELATED PARTY TRANSACTIONS

Ilyas Chaudhary, President and Director, controls directly or indirectly a majority of the stock of the Company. He also controlled directly or indir-ectly a majority of the stock of CRL and CRC. He also controlled directly or indirectly 34% of the parent company of Meteor Stores, Inc. Mr. Chaudhary's independent son controlled a majority of Zelcom.

During the quarter ended the Company advanced funds to and received funds from various entities either controlled by Mr. Chaudhary or entities of which he is an officer or director. At February 28, 2000, the Company had a receivable from these companies of $2,276,823. Of that amount $1,387,742 relates to fuel sales to Meteor Industries Inc., $513,478 relates to transactions with companies that the company has an investment in common stock, and $375,603 are with private companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's acquisition of CRL, CRC and MSI. Including synergies in the form of increased revenues, decreased expenses and avoided expenses and expenditures that are expected to be realized by Capco as a result of the acquisitions, and other statements of: expectations, antici-pations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Capco in light of: past experience and perception of: His-torical trends, current conditions, expected future developments, and other factors that the management of Capco believes are appropriate under the circumstances. Capco cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

Significant factors that could prevent Capco from achieving its stated goals include: the failure by Capco to integrate the respective operations of Capco and its acquisitions or to achieve the synergies expected from the acquisitions, declines in the market prices for oil and gas, increase in refined product prices, and adverse changes in the regulatory environment affecting Capco. The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by Capco or persons acting on its or their behalf. Capco undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, the company has a deficit working capital of $965,403, compared to a deficit of $29,054 at May 31, 1999. This deficit is principally due to a short-term note related to an acquisition of a producing oil and gas property. The Company through its subsidiaries has investments in various public companies. The majority of these investments are restricted and are not readily saleable. The Company through its subsidiaries is also involved in litigation regarding the investment in Greka Energy Corporation. (See Litigation).

Cash flows used in operations for the nine months ended February 29, 2000, and February 28, 1999, were $205,985 and $10,137 respectively. The increase in cash used during this period is principally due to the increased activity of the company.

Cash flows used in investing activities for the nine months ended February 29,2000, were $3,713,614 compared to $35,000 in the prior year. This increase is principally due to the acquisition of oil and gas properties and investments in convertible securities.

Cash flows provided by financing activities for the nine months ended February 29, 2000, were $5,613,482 compared to $55,135 in the prior year. This increase is principally due to the sale of stock and borrowings.

Capco sells most of its oil production to certain major oil companies. However, in the event these purchasers discontinued oil purchases, Capco has made contact with other purchasers who would purchase the oil.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities due to state reimbursement programs.

YEAR 2000

Capco has no proprietary software. The Company did receive updates for its purchased software and the Company did not incur any significant costs related to the Year 2000 problem.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO FEBRUARY 28, 1999

Oil and Gas Production Segment

Capco's revenues from its oil and gas segment decreased to $153,863 in 2000 from $809,131 in 1999. This decrease is primarily due to a management fee in 1999, which was not continued. Selling, general and administrative costs increased to $309,720 in 2000 from $5,427 in 1999, as the company geared up for increased activities. Total other income (expense) decreased to $(17,039) in 2000 from $57 in 1999, principally due to increase interest expense on increased debt.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

C-Stores Segment

This is a new segment for the company due to an acquisition this quarter. There are no comparative numbers for the prior year. Revenues were $3,294,764 and cost of sales were $2,634,830, reflecting a gross profit percentage of 20%. Selling, general and administrative costs were $689,524, due principally to operating this division. Total other income (expense) is $(49,191) due principally to interest expense.

Internet Segment

This is a new segment for the company due to an acquisition this quarter. There are no comparative numbers for the prior year. There have been no revenues and costs are $14,173 due principally getting started in this division.

NINE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO FEBRUARY 28, 1999

Oil and Gas Production Segment

Capco's revenues from its oil and gas segment decreased to $164,884 in 2000 from $816,768 in 1999. This decrease is primarily due to a management fee in 1999, which was not continued. Selling, general and administrative costs increased to $400,394 in 2000 from $30,498 in 1999, as the company geared up for increased activities. Total other income (expense) decreased to $(17,842) in 2000 from $204 in 1999, principally due to increase interest expense due to borrowings.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

C-Stores Segment

This is a new segment for the company due to an acquisition this quarter. There are no comparative numbers for the prior year. Revenues were $3,294,764 and cost of sales were $2,634,830, reflecting a gross profit percentage of 20%. Selling, general and administrative costs were $689,525, due principally to operating this division. Total other income (expense) is $(49,191) due principally to interest expense.

Internet Segment

This is a new segment for the company due to an acquisition this quarter. There are no comparative numbers for the prior year. There have been no revenues and costs are $14,173 due principally getting started in this division.

EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil and gas produced by Capco has fluctuated significantly during the last year. Changes in the price that Capco receives for its oil and gas is set by market forces beyond Capco's control. That uncertainty in oil and gas prices makes it more difficult for a company like Capco to increase its oil and gas asset bases and become a significant participant in the oil and gas industry.



                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     Capco Resources, Ltd. v. GREKA Energy Corporation and Randeep S. Grewal (Case No. 99-8521-R, U.S. District Court, Central District of California). In August 1999, Capco Resources, Ltd. ("CRL") filed an action against GREKA and Randeep S. Grewal, the President of GREKA, alleging that GREKA breached, and GREKA and Mr. Grewal made misrepresentations in connection with, a Stock Exchange Agreement entered into between Greka, CRL and CRL's affiliates (the "Exchange"). CRL claims that it is entitled to $12.25 million in damages, plus interest and costs, and requests that the court require GREKA to file a registration statement for the resale of 1.29 million shares of GREKA common stock that CRL received pursuant to the Exchange. GREKA filed the case of GREKA vs. CRL and Service Asset Management Company d/b/a Penson Financial Services, Inc. d/b/a Global Hanna Trading in the Denver Colorado District Court and obtained a temporary restraining order (Case No. 99-CV-6006). Prior to the preliminary injunction hearing CRL removed the case to the U.S. Federal District Court in Denver, Colorado (Civil Action No. 99-K-1814) where the cases were combined. CRL is vigorously pursuing this litigation.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     Current Report on Form 8-K dated February 15, 2000, which reported events under Item 5, Other Events.

     Current Report on Form 8-K dated February 15, 2000, which reported events under Item 5, Other Events.




                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPCO ENERGY, INC.


Dated: April 17, 2000            By: /s/ Dennis R. Staal
                                     Dennis R. Staal, Chief
                                     Financial and Accounting Officer