Form 10KSB
period 1999-12-31
CAPCO ENERGY INC
filed 2000-11-03
CIK 354767

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

    X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

              For the fiscal year ended DECEMBER 31, 1999

                                  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                        Commission File No. 0-10157

                           CAPCO ENERGY, INC.
     -----------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)


           COLORADO                              84-0846529
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                          2922 East Chapman, Suite 202
                            Orange, California 92869
         ---------------------------------------------------------------
           (Address of Principal Executive Office, Including Zip Code)

       Registrant's telephone number including area code: (714) 288-8230

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK,$.001 PAR VALUE
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to have filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X      No

As of September 30, 2000, 22,393,646 shares of common stock were outstanding. The aggregate market value of the common stock of the Registrant held by nonaffiliates on that date was approximately $5,200,000.

State Issuer's revenues for its most recent fiscal year:  $89,962

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X

DOCUMENTS INCORPORATED BY REFERENCE:  See pages 17 to 18.

This Form 10-KSB consists of 66 pages including exhibits. The Exhibit Index appears on page 20.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

Capco Energy, Inc. ("Capco" or the "Company"), with its mailing address at 2922 East Chapman, Suite 202, Orange, California 92869, telephone number (714)
288-8230, was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. Capco was organized for the purpose of engaging in oil and gas exploration, development and production activities.

Effective December, 1999, Capco closed on the acquisition of 100% of Capco Resource Corporation ("CRC"), a corporation involved in oil and gas production. Based on the ownership of the respective companies at the time of this acquisition it was determined that a change in control had occurred and accordingly, the transaction has been considered a reverse acquisition for accounting. The historical accounts of CRC are reflected in the financial statements for the period beginning with January 19, 1999 the inception date of CRC, at cost. The assets of Capco are also included at cost because of the significant influence over the Company exercised by the shareholders of CRC. Information for Capco is included since December 31, 1999, the effective closing date of the acquisition.

Prior to Capco acquiring CRC, CRC acquired for the issuance of 5,250,000 shares of its common stock certain assets and assumed certain liabilities from Capco Acquisub, Inc. ("Capcoacq"), a privately held company, which became the majority stockholder of CRC from the issuance of these shares. Due to the fact that Capcoacq became the majority stockholder of the Company after this transaction, the assets and liabilities have been recorded at their historical costs, as follows:

  (i) working interests in oil and gas property located in Lamar County Alabama, at a historical cost of $377,928;

  (ii) title to 25 acres of undeveloped land, held for speculative purposes, located in Santa Maria County, California, at a historical cost of $301,610;

  (iii) title to 160 acres of undeveloped land, held for speculative purposes, located in Calgary, Canada, at a historical cost of $211,000;

  (iv) a 9.9% interest, or 927,821 shares of common stock, in Capco Resources Ltd. ("CRL") a Canadian publicly held company, at a historical cost of $138,542;

  (v) promissory note collateralized by land in Santa Maria, California, in the amount of $226,481;

  (vi) payable to Capcoacq in the amount of $433,881

In January 2000, the Company acquired a 35% interest in Meteor Stores, Inc. ("MSI") and financed an unrelated third party's, (the current President of MSI), acquisition of the remaining 65% interest in MSI, which is involved in operating petroleum distribution through convenience stores. The Company paid $250,000 and issued a note payable in the amount of $1,296,618 for the purchase of 100% of the issued and outstanding common stock of MSI and in turn received $215,000, consisting of $50,000 in cash and 132,000 shares of the Company's common stock and a note receivable in the amount of $860,000 for the sale of 65% of the issued and outstanding common stock of MSI.

The note payable is collateralized by 100% of the issued and outstanding common stock of MSI and 210,000 shares of the Company's holdings in Meteor Industries and the note receivable is collateralized by 65% of the issued and outstanding common stock of MSI. The sale of the 65% interest was closed in September 2000 with an effective date of January 1, 2000. Since the sale of the 65% ownership interest is a highly leveraged transaction, the Company will account for the acquisition using the equity method of accounting.

In February 2000, the Company completed its acquisition of 80% interest of the issued and outstanding common stock of Zelcom Industries, Inc., a company involved in Internet applications. The Company will account for the investment under the equity method of accounting, as the Company's intent is to reduce its ownership to below 50% by the end of the fourth quarter of 2000.

In March 2000, the Company increased its investment in CRL from approximately 9.9% to approximately 81.9% by the issuance of 12,221,558 shares of its common stock. CRL is a holding company with a wholly owned subsidiary, Capco Asset Management ("CAM") which had investments in publicly traded companies, as follows: i) 1,290,000 shares of common stock, or approximately 30% interest, of Greka Energy Corporation ("Greka"), which is in the business of oil and gas production in the United States and Colombia, ii) 1,238,550 shares of common stock, or approximately 33% interest, of Meteor Industries, Inc. ("Industries"), which is in the business of petroleum marketing in the United States, and iii) approximately 400,000 shares of common stock of Chaparral Resources, Inc. ("Chaparral"), which is in the business of oil and gas production in North America and Kazakhstan. CRL accounts for the investments of Industries and Chaparral under the equity method and Greka under the mark to market method .

In July 2000, the Company issued an additional 810,858 shares of common stock to shareholders of CRL in exchange for 405,429 shares of CRL common stock, increasing its equity ownership of that company to 86.6%.


NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

Capco is engaged in the business of producing and selling crude oil and natural gas in the United States and managing its investments.

PROPERTY ACQUISITION AND SALES

Capco attempts to acquire developed and undeveloped oil and gas properties through the acquisition of leases and other mineral interests or through the acquisition of companies.

EQUIPMENT, PRODUCTS AND RAW MATERIALS

Capco owns no drilling rigs and has done no drilling for several years.

Capco's principal products are crude oil and natural gas. Crude oil and natural gas are sold to various purchasers including pipeline companies which service the areas in which Capco's producing wells are located. Capco's business is seasonal in nature, to the extent that weather conditions at certain times of the year may affect its access to oil and gas properties and the demand for natural gas.

The existence of commercial oil and gas reserves is essential to the ultimate realization of value from properties, and thus may be considered a raw material essential to Capco's business.
                                                                   4
 The acquisition, exploration, development, production and sale of oil and gas is subject to many factors which are outside Capco's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other fuels, and the regulation of prices, production, transportation, and marketing by federal and state governmental authorities.

Capco acquires oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information relating to specific properties of Capco see Item 2. Capco currently is not experiencing any difficulty in acquiring necessary supplies or services as long as Capco can pay for the services and supplies nor is it experiencing any difficulty selling its products.

COMPETITION

The oil and gas business is highly competitive. Capco's competitors include major companies, independents and individual producers and operators. Many of Capco's numerous competitors throughout the country are larger and have substantially greater financial resources than Capco. Oil and gas, as a source of energy, must compete with other sources of energy such as coal, nuclear power, synthetic fuels and other forms of alternate energy. Domestic oil and gas must also compete with foreign sources of oil and gas, the supply and availability of which have at times depressed domestic prices. Capco has an insignificant competitive position in the oil and gas industry. The general economic conditions in the United States and the recession in theoil and gas industry during the past several years have intensified the search for capital necessary for participation in the oil and gas business. This shortage of capital has had the effect of curtailing the operations of many smaller independent companies with limited resources, including Capco.

GOVERNMENTAL AND ENVIRONMENTAL LAWS

Capco's activities are subject to extensive federal, state and local laws and regulations controlling not only the exploration for oil and gas, but also the possible effect of such activities upon the environment. Existing as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Since inception, Capco has not made any material expenditures for environmental control facilities and does not expect to make any material expenditures during the current and following fiscal year.

EMPLOYEES

Capco employs approximately 7 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.


ITEM 2.   PROPERTIES

OFFICE FACILITIES. Capco's principal offices are located at 2922 East Chapman Ave., Suite 202, Orange, California 92869.


OIL AND GAS PROPERTIES. Capco holds interests in producing oil and gas leaseholds as of December 31, 1999, as follows:

                    Producing Properties         Non-Producing Properties
                    --------------------         ------------------------
                    Gross           Net           Gross             Net
 State              Acres          Acres          Acres            Acres
 -----              ----           -----          -----            -----
Kansas              1,120           356           26,180           8,325
Alabama               320            88               --              --
Louisiana             640           160              280             280

     Total          2,080           604           26,460           8,605

Net acres represent the gross acres in a lease or leases multiplied by Capco's working interest in such lease or leases.

PROVED DEVELOPED AND PROVED UNDEVELOPED RESERVES. The following table sets forth the proved developed and proved undeveloped oil or gas reserves accumulated by Capco, for the fiscal period ended December 31, 1999, May 31, 1999, and May 31, 1998. The reserve reports for the fiscal period ended December 31, 1999 were prepared by management and reviewed by independent engineers. The reserve estimates (and related values) for the fiscal years ended May 31, 1999 and 1998 were prepared by management.

All such reserves are located in the continental United States.

                   December 31,1999     May 31, 1999       May 31,1998
                   ----------------     ------------      -------------
                     Oil      Gas       Oil      Gas      Oil       Gas
                   (Bbls)   (MCF)     (Bbls)   (MCF)    (Bbls)    (MCF)

Proved Developed
 Reserves          587,807  281,871   1,275        0    4,206       0

Proved Undevel-
 oped Reserves     299,346        0       0        0        0       0

Total Reserves     887,553  281,871   1,275        0    4,206       0

No major discovery or other favorable or adverse event has occurred since December 31, 1999, which is believed to have caused a material change in the proved reserves of Capco.

RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the fiscal period ended December 31, 1999, May 31, 1999, and May 31, 1998.

                              December 1999    May 31, 1999    May 31, 1998
                              -------------    ------------    ------------
     Oil (Bbls)                    16,375          1,241           1,357
     Gas (MCF)                     25,572            352             519

The following table sets forth the average sales price and production cost per unit of production for the fiscal periods ended December 31, 1999, May 31,1999, and May 31, 1998.


                                  December 31, 1999  May 31, 1999   May 31, 1998
                                  -----------------  ------------   ------------
     Average Sales Price:  Per
      Equivalent Barrel of Oil           $29.06          $11.59         $16.73

     Average Production (Lifting)
      Costs: Per Equivalent
      Barrel of Oil                      $ 9.62          $ 9.78         $16.12

During the periods covered by the foregoing tables, Capco was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Capco acted as a producer.

PRODUCTIVE WELLS. The following table sets forth Capco's total gross and net productive oil and gas wells as of December 31, 1999:

PRODUCTIVE WELLS(1).
                            OIL                           GAS
                   ---------------------        ------------------------
 State             Gross(2)       Net(3)        Gross(2)          Net(3)
 -----             --------       ------        --------          ------
Kansas                42           7.1             --              --
Alabama               --            --              2               .6
Louisiana              2            .5             --              --
     Total            44           7.6              2               .6

(1) Productive wells are producing wells and wells capable of production including wells that are shut in.

(2) A gross well is a well in which a working interest is owned. The number of wells is the total number of wells in which a working interest is owned.

(3) A net well is deemed to exist when the sum of fractional ownership working interests owned in gross wells equals one. The number of net wells is the sum of the fractional ownership working interests owned in gross wells expressed in whole numbers and fractions thereof.

UNDEVELOPED PROPERTIES. Capco had no significant interest as of December 31, 1999 in undeveloped properties.

Capco's oil and gas properties are in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations. Capco believes that its methods of investigating are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves.

DRILLING   ACTIVITY.   Capco  drilled  no  productive  or  dry  exploratory  and
development wells during the fiscal periods ended December 31, 1999, May 31, 1999 or 1998.

DELIVERY COMMITMENTS. Capco is not obligated to provide a fixed and determinable quantity of oil and gas in the future pursuant to existing contracts or agreements.


ITEM 3.  LEGAL PROCEEDINGS.

In August, 2000, CRL entered into a settlement agreement with Greka Energy Corporation to sell 800,000 shares of Greka common stock to Greka at a negotiated price of $6.50 per share. The negotiated price will be reduced by $500,000 as settlement of all its outstanding debts owed to Greka and dismissal of the related litigation. The closing of the sale of the shares occurred on October 30, 2000.

Of the remaining 490,000 shares of GREKA common stock previously issued to Capco in connection with GREKA's acquisition of Saba Petroleum Company, GREKA will be given voting control over those shares owned by CRL through December 31, 2002. The settlement agreement further provides that CRL's continued ownership of 75,000 of these shares is contingent upon CRL's full payment of margin debt related to those shares. CRL agreed to pay this debt, using the proceeds from the sale of the Greka shares to Greka, and made that payment on October 30, 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this Annual Report, no matter was submitted to a vote of Capco's security holders through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5.  MARKET FOR CAPCO'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS.

PRICE RANGE OF COMMON STOCK

The Common Stock of Capco has been traded on the Bulletin Board since June, 2000. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of Capco is minimal.

       Quarter Ended              Bid High        Bid Low
       -------------              --------        -------
     March 31, 1998                No Bid         No Bid
     June 30, 1998                 No Bid         No Bid
     September 30, 1998            No Bid         No Bid
     December 31, 1998             No Bid         No Bid
     March 31, 1999                No Bid         No Bid
     June 30, 1999                 No Bid         No Bid
     September 30, 1999            No Bid         No Bid
     December 31, 1999             No Bid         No Bid
     March 31, 2000                No Bid         No Bid
     June 30, 2000                 No Bid         No Bid
     September 30, 2000             $1.25          $ .56

The number of record holders of Common Stock of Capco as of September 30, 2000, was approximately 550. Additional holders of Capco's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. No common stock dividends have been declared to date by Capco, nor does Capco anticipate declaring and paying common stock cash dividends in the foreseeable future.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's acquisition of CRC, CRL and Zelcom. Including synergies in the form of increased revenues, decreased expenses and avoiding expenses and expenditures that are expected to be realized by Capco as a result of the acquisitions, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Capco in light of: past experience and perception of: historical trends, current conditions, expected future developments, and other factors that the management of Capco believes are appropriate under the circumstances. Capco cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

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

LIQUIDITY AND CAPITAL RESOURCES

In December 31, 1999, the company had a negative working capital of ($1,833,222). This negative working capital is principally due to the acquisition for property with short-term debt. Cash flows used in operations for the period ended December 31,1999 were $518,768. Cash used during this period is principally due to the net operating loss and to increased activity of the company.

Cash flows used in investing activities for the period ended December 31, 1999, were $1,513,798. This use is principally due to the acquisition of oil and gas properties.

Cash flows provided by financing activities for the period ended December 31, 1999 were $2,097,249. This source is principally due to the sale of stock and borrowings.

Capco sells most of its oil production to certain major oil companies. However, in the event these purchasers discontinued oil purchases, Capco has made contact with other purchasers who would purchase the oil.

The Company is responsible for any contamination of land it owns or leases.
The company plans to continue to sell its marketable securities and to use the proceeds to invest in oil and gas production. The company also plans to reduce its ownership in its other subsidiaries and use the proceeds to invest in oil and gas production.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999

Capco's revenues from its oil and gas activities were $89,962 in 1999. This revenue is primarily due to production from properties acquired this fiscal year. Selling, general and administrative costs were $431,360 related to increased activities. Total other expense was $45,870 principally due to increased interest expense due to borrowings. Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by Capco fluctuated significantly during the last year. Changes in the price that Capco receives for its oil and gas is set by market forces beyond Capco's control as well as governmental intervention. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like Capco to increase its oil and gas asset base and become a significant participant in the oil and gas industry. Continued volatility or downward price pressure could cause the Company to cease operations.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at Pages F-1 through F-24 hereof.


ITEM 8.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required

                               PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last three years:

NAME:               POSITIONS:                   Period Served:
----                ---------                    -------------
Ilyas Chaudhary     Director, President, CEO     November 18,1999 to Present
Dennis R. Staal     Director, CFO                February 24,1999 to Present
Irwin Kaufman       Director                     November 18,1999 to Present
William J. Hickey   Director                     November 18,1999 to Present
Paul L. Hayes       Director                     July 19, 2000 to Present
Gene E. Hays        Secretary                    June  5, 2000 to Present



ILYAS CHAUDHARY - Mr. Chaudhary, 52, has been CEO, President and Director of the Company since November 1999. He was an officer and a director of Saba Petroleum Company, (now Greka Energy Corporation) a publicly held oil and gas company from 1985 until 1998. Mr. Chaudhary is a director of Meteor Industries, Inc. an S.E.C. reporting company, and Capco Resources Ltd., a Canadian publicly held company. Mr. Chaudhary has 25 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.

DENNIS R. STAAL - Mr. Staal, 51, has over 25 years of experience in various capacities in the finance industry. He has been CFO and Director since March 2000. From 1970 through 1973, he was a CPA with Arthur Andersen & Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President of such company from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron.

From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1986 to 1991, Mr. Staal was Director and President of Saba Petroleum Company. From 1993 to 1999 Mr. Staal was Chief Financial Officer of Meteor Industries, Inc. Mr. Staal received his Bachelor's degree in Business Administration from the University of Nebraska. Mr. Staal is a director of Meteor Industries, Inc. and Stansbury Holdings Corporation both public reporting companies.

IRWIN KAUFMAN - Mr. Kaufman, 63, has been a director of the Company since November 1999. Mr. Kaufman is a financial consultant facilitating contacts with the investment community. Mr. Kaufman helps arrange financing for small and mid-sized companies and consults with management to enhance shareholder value. Mr. Kaufman has also been a principal consultant for Computer and Mathematics Education for the Sherman Fairchild Foundation. Mr. Kaufman provides consulting services to the Company on an as needed basis. Mr. Kaufman also serves as a director for Meteor Industries, Inc.

WILLIAM J. HICKEY - Mr. Hickey, 63, has been a director since November 1999. Prior to joining the Company, he was a director, secretary, and legal advisor to Saba Petroleum. Earlier, he was a Vice President, and General Counsel to Litton Industries Inc. and Consolidated Freightways Inc. In addition, he has been a Division Legal Counsel to the General Electric Company. Mr. Hickey received his Doctorate in Law from Cornell University and attended the Harvard Business School's Executive Management Program.

PAUL L. HAYES - Mr. Hayes, 64, has over twenty years experience in the securities industry. He has been an investment banker, analyst and research director. His undergraduate degree is a B.S. in Petroleum Engineering from Oklahoma University and his graduate degree is an M.B.A from Harvard University.

GENE E. HAYS, JD - Mr. Hays, 29, has served as the Secretary of the Company since June, 2000 and works in the Legal Department where he maintains the company's corporate records, SEC filings, contracts and relations with the company's shareholders. Prior to joining Capco, Mr. Hays worked in civil law, both in the public interest and private sectors. From 1996 to 1998, Mr. Hays worked for the Fair Housing Council of Orange County as a Certified Mediator, and on real property issues. During the years 1998 and 1999, Mr. Hays worked for Hall, Rice & Associates, APC, on contract matters, and at the Law Offices of Steven Weinberger on both contract and tort matters.

Mr. Hays obtained his Bachelor of Arts Degree in Government from the University of Redlands, his Juris Doctor Degree from Western State University College of Law, and is certified by the State of California as a mediator.

There is no family relationship between any Director or Executive Officer of the Company.


ITEM 10. EXECUTIVE COMPENSATION

     The Company's compensation program for executive officers is based on the following principles:

         Compensation   should  be  reflective  of  overall  Company   financial
     performance and an individual's contribution to the Company's success.

         Compensation packages should be based on competitive practices designed to attract and retain highly qualified executive officers.

         Long-term incentive compensation should be construed to closely follow increases in stockholder return.

     Cash bonuses and stock options are provided on a discretionary basis but the amount of options issued are generally tied to the performance and prospects of the Company. Individual executive officers and managers can earn a portion of their cash and option bonuses based on financial performance of the Company compared to budget and additional bonuses are paid at the discretion of the compensation committee and approved by the Board of Directors.

         The following table sets forth each executive officer of the Company, with his/her respective compensation arrangement.

                                            EXECUTIVE         OTHER
EXECUTIVE            SALARY        BONUS     EQUITIES        BENEFITS
---------            ------        -----    ---------        ---------
Ilyas Chaudhary    $200,000        None      200,000         Medical/Vehicle

Dennis Staal       $150,000        None      200,000         Medical

Gene E. Hays        $45,000        None       50,000         Medical


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of the Company's $.001 par value common stock owned beneficially, as of September 30, 2000, by any person, who is known to the Company to be the beneficial owner of 5% or more of such common stock, and, in addition, by each Director of the Company, Nominee for Director, and by all Directors, Nominees for Director and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

*Note: Please see below explanations of subscripts beside each beneficial owner (1-5).

NAME AND ADDRESS OF             AMOUNT OF BENEFICIAL              PERCENTAGE OF
BENEFICIAL OWNER                     OWNERSHIP                         CLASS
------------------              --------------------              -------------
Bushra Chaudhary (1)
10441 Villa del Cerro
Santa Ana, CA  92805                  3,171,079                        14.2%

Ilyas Chaudhary (2)
10441 Villa del Cerro
Santa Ana, CA  92805                  4,026,580                        18.1%

Danyal Chaudhary Foundation (3)
2922 E. Chapman Ave.,
Suite #202
Orange, CA  92869                     5,375,500                        24.1%

NAME AND ADDRESS OF             AMOUNT OF BENEFICIAL              PERCENTAGE OF
BENEFICIAL OWNER                     OWNERSHIP                         CLASS
------------------              --------------------              -------------
Nova International Corporation
3834 Mira Loma Drive
Santa Maria, CA  93455                1,534,308                         6.9%

Faisal Chaudhary (4)
10441 Villa del Cerro
Santa Ana, CA  92805                  3,313,079                        14.9%

Dennis Staal
1975 Otero Lane
Littleton, CO 80122                     131,348                          .6%

William J. Hickey (5)
505 Saturmino Drive
Palm Springs, CA  92262                  17,958                          .1%

Paul L. Hayes Jr.
209 Middle Ridge Road
Stratton Mountain, VT  05155                  0                           0%

Irwin Kaufman
8224 Paseo Vista Drive
Las Vegas, NV  89128                     17,500                          .1%

Gene E. Hays
3603 W. 11th Street
Inglewood, CA  90303                          0                           0%

All Executive Officers
And Directors as a Group              4,193,386                        18.8%
(6 persons)

(1)Includes 3,171,079 restricted common shares held by Bushra Chaudhary, the wife of the CEO and Chairman of the company, who claims no beneficial ownership of those shares.

Consists of 16,100 controlled common shares held directly by Mr. Chaudhary and 4,010,480 shares of the Company held by Sedco, Inc., a private holding company of which Mr. Chaudhary is Chairman of the Board, Chief Executive Officer and beneficially owns 100% of Sedco, Inc. outstanding stock.

(2) Includes 5,375,500 common shares held by the Danyal Chaudhary Foundation, a California non-profit organization in which the trustees are Bushra Chaudhary, Faisal Chaudhary, and Ilyas Chaudhary, who claims no beneficial ownership of these shares.

(4) Represents 3,313,079 restricted common shares held by Faisal Chaudhary, the adult son of the CEO of the Company, who claims no beneficial ownership of those shares.

(5) Includes 17,958 restricted common shares held directly by Shirley C. Spear, the wife of Mr. William J. Hickey.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No Director or officer of Capco Energy, Inc., nominee for election as a Director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a Director or officer of any parent or subsidiary of Capco Energy, Inc., has had any transaction or series of transactions exceeding $60,000 during the Company's past two fiscal years, or has any presently proposed transactions to which Capco was or is a party, in which any of such persons had or is to have direct or indirect material interest.

TRANSACTIONS INVOLVING THE COMPANY'S OFFICERS AND DIRECTORS

     Effective January 2000, the Company completed the purchase of 35% Meteor Stores, Inc. (MSI).

     MSI leases and operates seventeen convenience stores in Colorado and New Mexico.

     The total purchase price for MSI was approximately $1,500,000. $250,000 was paid in cash at closing. The company executed a promissory note for the balance payable in monthly installments of interest only during calendar year 2000 and the balance amortized over a 10-year period with a balloon payment of the remaining principal balance on December 31, 2001. Payments may be made either in cash or shares of Meteors Common stock at a value of $3.00 per share. The promissory note bears interest at 9.25% per annum and is secured by all of the outstanding shares of MSI and by 210,000 shares of Meteor Industries, Inc.
(METR) common stock.

     Capco, through one of its investments, currently controls approximately 33% of the Common Stock of METR. Ilyas Chaudhary, a CEO and Director of the Company, is a director of METR, Dennis Staal, CFO and a Director of the Company, is also a director of METR. Irwin Kaufman, a Director of the Company, is also a director of METR.

     During the year ended December 31, 1999, the company had several transactions with various companies controlled by its CEO and major shareholder. Those transactions related to payables included the purchase of land, receivables, stock in subsidiaries and other miscellaneous items. Those transactions related to receivables include advances of cash and payments on behalf of those companies. At December 31, 1999, those companies owed Capco $16,691.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Documents filed as part of this Report:

     (1) The following Financial Statements are filed as part of this Report:

                                                                   Page

      Independent Auditor's Report, October 30, 2000               F-1

      Consolidated Balance Sheet, December 31, 1999                F-2

      Consolidated Statement of Operations for the
       period ended December 31, 1999                              F-4

      Consolidated Statement of Changes in Stockholders'
       Equity for the period ended December 31, 1999               F-5

      Consolidated Statement of Cash Flows for the
      period ended December 31, 1999                               F-6

      Notes to Consolidated Financial Statements                   F-8


EXHIBITS

Exhibit
Number          Description                           Location
-------   --------------------------   ------------------------------------
 2        Not applicable

 3.1      Articles of Incorporation    (incorporated by reference to
          and bylaws                   Exhibits 4 and 5, respectively,
                                       to Registration Statement
                                       No. 2-73529).

 3.2      Articles of Amendment        (incorporated by reference to
                                        the company's Form 10-K filed
                                        May 31, 1984)

 3.3      Articles of Amendment        (incorporated by reference to
                                        the company's Form 10-K filed
                                        May 31, 1985)

 3.4      Articles of Amendment        (incorporated by reference to
                                        the Company's Form 10-QSB filed
                                        January 19, 2000)

Exhibit
Number          Description                           Location
-------   --------------------------   ------------------------------------
 4.       Instruments Defining the     (incorporated by reference to
          Rights of Security Holders,   Exhibits 4 and 5, respectively,
          Including Indentures          to Registration Statement
                                        No. 2-73529).

 9.       Not applicable

 10.1     1999 Incentive Equity Plan   (incorporated by reference to the
                                        Company's definite proxy statement
                                        filed December 2, 1999)

 10.2     Stock Exchange Agreement
          between the Company and
          Sedco related to Capco
          Resource Corporation         Filed herewith electronically


 10.3     Purchase Agreement related to
          Meteor Stores, Inc.          Filed herewith electronically

 10.4     Sale Agreement related to
          Meteor Stores, Inc.          Filed herewith electronically

 13.      Not applicable

 16.1     Letter on Change of          (incorporated by reference to
          Accountants                  the company's Form 8-K filed
                                       July 28, 2000)

 16.2     Letter on Change of          (incorporated by reference to the
          Accountants                  company's form 8-K filed October 20,
                                       2000)

 18.      Not applicable

 21.      List of Subsidiaries         Filed herewith electronically

 23.      Not applicable

 24.      Not applicable

 25.      Not applicable

 27.      Financial Data Schedule      Filed herewith electronically

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAPCO ENERGY, INC.

                                         /s/ Ilyas Chaudhary
Dated: November 2, 2000            By  ----------------------
                                       Ilyas Chaudhary, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                         /s/ Ilyas Chaudhary
Dated: November 2, 2000            By  -----------------------
                                       Ilyas Chaudhary, President
                                        and Director


                                        /s/ Dennis R. Staal
Dated: November 2, 2000            By  ------------------------
                                       Dennis R. Staal, Chief Financial
                                        Officer and Director


                                        /s/ Irwin Kaufman
Dated: November 2, 2000            By  ----------------------------
                                       Irwin Kaufman, Director

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Capco Energy, Inc.
Orange, California


We have audited the consolidated balance sheet of Capco Energy, Inc. (formerly Alfa Resources, Inc.) and subsidiary (a Colorado corporation), as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from January 19, 1999 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capco Energy, Inc. and subsidiary, as of December 31, 1999, and the consolidated results of operations and consolidated cash flows for the period from January 19, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.





/s/ Stonefield Josephson, Inc.
Stonefield Josephson, Inc.

October 30, 2000

                        CAPCO ENERGY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS


       Current Assets:
         Cash                                        $    64,683
         Accounts Receivables, net                        73,624
         Accounts Receivables, related parties            16,691
                                                     -----------
            Total Current Assets                         154,998
                                                     -----------

       Property and Equipment, net                     3,095,586
                                                     -----------
       Other Assets:
         Investments                                     142,653
         Other Assets                                     21,228
                                                     -----------

               Total Assets                          $ 3,414,465
                                                     ===========

















See accompanying independent auditors' report and notes to the consolidated financial statements.

                              CAPCO ENERGY, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 1999

                            LIABILITIES AND STOCKHOLDERS' EQUITY



       Current Liabilities
         Accounts Payable and accrued expenses       $   209,024
         Current Maturities, Long Term Debt            1,795,005
                                                     -----------
            Total Current Liabilities                  2,004,029
                                                     -----------

       Long Term Debt, Less Current Maturities           184,198

       Commitments and Contingencies (Note 6)

            Total Liabilities                          2,188,227
                                                     -----------

       Stockholders' equity
         Preferred Stock, $1.00 par value;
         Authorized 10,000,000 shares;
         292,947 Shares issued and outstanding           292,947
       Common Stock, $.001 par value;
         Authorized 150,000,000 shares;
         8,322,030 Shares issued and outstanding           8,322
       Additional Paid-In Capital                      1,332,392
       Accumulated Deficit                              (407,423)
                                                     -----------
            Total Stockholders' Equity                 1,226,238
                                                     -----------

       Total Liabilities and Stockholders' Equity    $ 3,414,465
                                                     ===========



See accompanying independent auditors' report and notes to the consolidated financial statements.

                        CAPCO ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
     For the Period from January 19, 1999 (Inception) to December 31, 1999







         Sales                                       $    89,962
         Cost of Sales                                    20,155
                                                     -----------
            Gross Profit                                  69,807

         Selling, General and Administrative
           Expenses                                      431,360
                                                     -----------

            Loss from Operations                        (361,553)


         Interest Expense, net                           (45,870)
                                                     -----------

            Net Loss                                 $  (407,423)
                                                     ===========
        (Loss) per Share
          Basic and Diluted                          $     (0.07)
                                                     ===========

         Weighted Average Shares Outstanding
          Basic and Diluted                            5,745,732











See accompanying independent auditors' report and notes to the consolidated financial statements.



                        CAPCO ENERGY, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
      For the Period from January 19, 1999 (inception) to December 31, 1999

                           Preferred Stock         Common Stock       Additional
                         -----------------      ------------------      Paid In        Accumulated
                          Shares    Amount       Shares     Amount      Capital         Deficit         Total
                        --------  --------      ---------  -------    ----------       ----------     ---------

Balance, January
19, 1999                     -    $      -             -   $    -     $        -        $       -     $       -

Shares Issued
 in exchange
 for property and
 investment                                     5,250,000   5,250        363,468                        368,718

Shares issued in
 exchange for relief
 of liability                                     717,500     717        409,283                        410,000

Net proceeds from
 issuance of common
 stock                                            997,500     998        561,608                        562,606


Shares issued in
 exchange for
 reverse acquisition     292,947   292,947      1,357,030   1,357        687,226                        981,530

Related parties
 Accounts
 Receivable                                                             (689,193)                      (689,193)

Net loss                                                                                 (407,423)     (407,423)
                        --------  --------      ---------  ------     ----------        ----------    ---------

Balance, December
31, 1999                 292,947  $292,947      8,322,030  $8,322     $1,332,392        $(407,423)    $1,226,238
                        ========  ========      =========  ======     ==========        ==========    ==========






See accompanying independent auditors' report and notes to the consolidated financial statements.

                           CAPCO ENERGY, INC AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Period from Inception January 19, 1999 to December 31, 1999





        Cash Flows Used In Operating Activities:
          Net Loss                                      $    (407,423)
          Adjustments to reconcile net loss
           to net cash used in operating activities
           Depreciation, depletion and amortization            25,475

        Changes in Assets and Liabilities:
         (Increase) decrease in assets:
          Accounts Receivable                                 (73,624)
          Other Assets                                        (21,228)

         Increase (decrease) in liabilities:
          Accounts payable and accrued expenses               129,322
                                                        -------------
             Net cash used in operating activities           (347,478)
                                                        -------------
        Cash Flows from Investing Activities:
          Acquisition                                          72,210
          Net advances Accounts Receivables,
           related parties                                    262,741
          Purchase of Property and Equipment               (1,582,046)
          Investments                                        (  4,112)
                                                        -------------
             Net cash used in investing activities         (1,251,207)
                                                        -------------

        Cash Flows from Financing Activities:

          Proceeds from Long-Term Debt                      1,554,129
          Payment on long term debt                          (453,367)
          Proceeds from sale of common stock                  562,606
                                                        -------------
              Net cash provided
              by financing activities                       1,663,368
                                                        -------------
        Net Increase in Cash                                   64,683

        Cash, Beginning of Period                                  -
                                                        ------------
        Cash, End of Period                             $      64,683
                                                        =============


                                Continued on Next Page
                                       F-6

                        CAPCO ENERGY, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        For the Period from January 19, 1999 (inception) to December 31, 1999




Supplemental disclosure of cash flow information:

Interest Paid                                                          $ 45,582
                                                                       ========

Supplemental Disclosure of non-cash financing and investing activities:


Common stock issued in exchange for subsidiary (see Note 2)            $981,530
                                                                       ========

Commons stock issued for relief of liability                           $410,000
                                                                       ========

Note payable issued in exchange for automobile                         $ 18,079
                                                                       ========

Common stock issued in exchange for following (see Note 2):
     Interest in oil and gas properties                                $377,928
     Undeveloped land                                                   512,610
     Investment                                                         138,542
     Debt assumed                                                      (660,362)
                                                                       --------
     Net assets acquired                                               $368,718
                                                                       ========










See accompanying independent auditors' report and notes to the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1999


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production for and the sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States. Capco treats all operations as one segment of business. The principal executive offices of the Company are located at 2922 East Chapman, suite 202, Orange, California. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended it articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas and the costs of finding, acquiring, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternative fuels.

BASIS OF PRESENTATION

Effective December 31, 1999, Capco acquired 100% of the outstanding capital stock of Capco Resource Corporation ("CRC") (See Note 2) a corporation involved in oil and gas production. As a result, CRC's former stockholders obtained control of Capco. For accounting purposes, this acquisition has been treated as a reverse acquisition with CRC as the accounting acquirer. The financial statements presented include CRC at cost since January 19, 1999, CRC's inception, and Capco at fair market value as of December 31, 1999.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly owned subsidiary CRC. Accordingly, all references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (Supplemental Oil and Gas Disclosures).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt also approximate fair value because interest rates and terms offered to the Company are at current market rates.

CONCENTRATION OF CREDIT RISK

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

PROPERTY AND EQUIPMENT

The  Company  follows  the  "full-cost"  method  of  accounting  for oil and gas property and equipment costs. Under this method, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involve a significant amount of reserves. The proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development partnerships, if any, will be credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

Such costs can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities.

Future development, site restoration and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's capitalized oil and gas property costs are amortized. The Company's properties are all onshore, and the Company expects that the salvage value of the tangible equipment will offset any site restoration and dismantlement and abandonment costs.

Non-oil and gas producing properties and equipment are stated at cost; major renewals and improvements are charged to the property and equipment accounts; while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed currently. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to operations.

DEPRECIATION AND DEPLETION

The provision for depreciation, depletion, and amortization of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. If the Company produces oil in other countries, this calculation is done on a country-by-country basis for those countries with oil and gas production. As of December 31, 1999, the Company only operates in the United States. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 1999.

At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Limitation").

The calculation of the ceiling limitation and provision for depreciation, depletion, and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

Depreciation for non-oil and gas properties is recorded on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

             DESCRIPTION                                   LIVES
             -----------                                   -----
             Equipment                                 3 to 20 years

INVESTMENT IN EQUITY SECURITIES

For equity securities that the Company i) does not exercise control in the investee and ii) expects to divest within a short period of time, the Company accounts for the investment under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For equity investments that the Company i) exercises control in the investee and ii) expects to hold for long term investment, the Company accounts for the investment under the provisions of Accounting Principles Board Opinion ("APB") No. 18 "The Equity Method of Accounting for Investments in Common Stock".

In accordance with FASB No. 115, equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are bought and held principally for the purpose of selling them in the near term (thus held for only a short period of time) the Company classifies as trading securities and all other securities are classified as available-for-sale. Trading and available-for-sale securities are measured at fair value in the balance sheet. For trading securities any realized holding gains and losses are reported in the statement of operations. For available-for-sale securities any unrealized holding gains and losses are reported as a separate component of stockholders' equity until realized.

In accordance with APB No. 18, under the equity method the Company records the initial investment at cost, then reduces it by dividends and increases or decreases it by the Company's proportionate share of the investee's net earnings or loss.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

REVENUE RECOGNITION

Revenue from product sales is recognized when the product is delivered.

STOCK BASED COMPENSATION

The Company accounts for employee stock options in accordance with APB No. 25 "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

ENVIRONMENTAL EXPENDITURES

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no future benefit is discernible. Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination, are capitalized. The Company determines and records its liability on a site-by-site basis at the time when it is probable and can be reasonably estimated. The Company's estimated liability is recorded net of the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed SFAS No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

NET LOSS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 1999, the Company had no potentially dilutive shares.

NEW ACCOUNTING PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The Company is reviewing the application of the Staff Accounting Bulletin to the Company's financial statements, however, any potential accounting changes are not expected to result in a material change in the amount of revenues we ultimately expect to realize.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

2. BUSINESS COMBINATION, ACQUISITION AND DIVESTITURES:

In December 1999, Capco issued or committed to issue 6,965,000 shares of common stock to acquire all of the issued and outstanding shares of CRC.

A. As a result of this transaction, the former stockholders of CRC acquired or exercised control over a majority of Capco's common stock. Accordingly, the transaction has been treated for accounting purposes as a reverse acquisition with CRC as the accounting acquiror, and, therefore, these financial statements represent a continuation of the legal subsidiary, CRC, not Capco, the legal parent. In accounting for this transaction:

     (i) CRC is deemed to be the  purchaser  and parent  company for  accounting
purposes.   Accordingly,   its  assets  and  liabilities  are  included  in  the
consolidated balance sheet at their historical book values;

     (ii) Control of the net assets and business of Capco was acquired effective December 31, 1999 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Capco by CRC at the fair value of $981,530. The historical cost of the net assets acquired was $981,530. A summary of the assigned values of the net assets acquired is as follows:

                 Net Working capital          $   551,134
                 Petroleum interests, net         630,396
                 Less long term debt             (200,000)
                                              -----------
                 Net assets acquired          $   981,530
                                              ===========

     (iii) The consolidated statements of operations and cash flows include CRC's results of operations and cash flows from January 19, 1999 (inception) and Capco's results of operations from the Effective Date.

B. Prior to Capco acquiring CRC, CRC acquired for the issuance of 5,250,000 shares of its common stock certain assets and assumed certain liabilities from Capco Acquisub, Inc. ("Capcoacq"), a privately held company, which became the majority stockholder of CRC as a result of the issuance of these shares. Due to the fact that the assets and liabilities have been acquired from a related party, the assets and liabilities have been recorded at their historical costs of $1,029,080 less assumed liabilities of $660,362 for net assets of $368,718, as follows:

     (i) working interests in oil and gas property located in Lamar County Alabama, at a historical cost of $377,928;

     (ii) title to 25 acres of undeveloped land, held for speculative purposes, located in Santa Maria County, California, at a historical cost of $301,610 and assumed a promissory note collateralized by land in the amount of $226,481;

     (iii) title to 160 acres of undeveloped land, held for speculative purposes, located in Calgary, Canada, at a historical cost of $211,000 and assumed a liability collateralized by land in the amount of $433,881;

     (iv) a 9.9% interest, or 927,821 shares of common stock, in Capco Resources Ltd. ("CRL") a Canadian publicly held company, at a historical cost of $138,542;

C. The Company had the following gas and oil land acquisitions as of December 31, 1999:

     In July 1999, the Company entered into an asset purchase agreement with Medallion Exploration Company to purchase a proven oil and gas property in Kansas for $1,506,140, consisting of a note payable for $1,350,000 and $156,140 cash (Note 10).

     In July 1999, the Company purchased 25% of the working interest in oil, gas and mineral leases on property located in the Parish of LaSalle, Louisiana for relief of a liability due a related party for approximately $434,650, net of an assumption of liabilities totaling $200,000.

3. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of December 31, 1999:

         Oil and gas property                               $ 2,513,449
         Land                                                   521,248
         Acquisitions in progress                                50,363
         Automobiles                                             18,079
         Furniture and fixtures                                  17,769
                                                            -----------
         Total                                              $ 3,120,908

      Less accumulated depreciation and
       depletion                                                 25,322
                                                            -----------
      Total                                                 $ 3,095,586
                                                            ===========

Depreciation and depletion expense totaled $25,322 for the period from January 19, 1999 (inception) through December 31, 1999.


4. INVESTMENT

In January 1999, the Company acquired a 9.9% interest in CRL, a Canadian publicly held company. The Company acquired the investment from the majority stockholder of both CRL and the Company for the issuance of 3,500,000 shares of the Company's common stock, which were valued at $138,542, the historical cost paid by the stockholder (see Notes 2B, 7 and 10). Also, the Company had $4,112 of out of pocket expense for legal costs relating to the investment.

5. NOTES PAYABLE

Notes payable consisted of the following as of December 31, 1999:

Note payable, secured by purchased property, interest at
10% per annum, due in monthly installments of interest only
of $11,250 through November 2000 on which date all principal and unpaid interest is due.  Effective January 1, 2000, the
Company shall pay 7.5% of net receipts, as defined, to the
noteholder. The Company shall issue 250,000 warrants at an
exercise price of $1.00.  The majority stockholder of the
Company has provided further collateral of common stock of a
publicly held company (Note 10).                               $ 1,350,000

Note  payable  to a bank,  secured  by  land  in Santa
Barbara  County,  CA, interest  at 8% per annum,  due in
monthly  installments  of  principal and interest of $2,912
through May 2008. In March 2000 the note was paid.                 213,521


Note  payable  secured  by purchased  property, interest at
12%, due in monthly  installments  from production  revenue
of the related  property until paid.                               200,000

Note payable to an individual,  unsecured,  interest at 27%
per annum, due in monthly installments of interest only of
$4,000.  The  note  matured  in September 2000 and was not
repaid.                                                            148,580

Note payable to an individual, secured by securities owned
by the Company, variable  interest at 15% per annum,  plus
an incremental interest rate of 1% for every $1 that West
Texas Intermediate Crude ("WTIC") exceeds $16 per barrel.
The note matured in August 2000 and was not repaid.                 50,000

Note payable secured by the purchased automobile, interest
at 0.9% per annum, due in monthly installments of principal
and interest of $502 through November 2002.                         17,102
                                                               -----------
Total Debt                                                       1,979,203

Less current maturities                                          1,795,005
                                                               -----------
Long term debt                                                 $   184,198
                                                               ==========

The following is a summary of the principal amounts payable over the next five years and thereafter.
                            2000                               $ 1,795,005
                            2001                                    33,445
                            2002                                    33,253
                            2003                                    30,500
                            2004                                    37,500
                            2005                                    49,500
                                                               -----------
                 Total                                         $ 1,979,203
                                                               ===========

Interest expense for all corporate borrowings totaled $46,444 for the period from January 19, 1999 (inception) through December 31, 1999.

6. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
Capco, as owner and operator of oil and gas properties, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under and oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Capco maintains insurance coverage that it believes is customary in the industry, although it is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of December 31, 1999, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

OPERATING LEASES

The Company leases its office facility under operating leases expiring through August 2001. As of December 31, 1999, future minimum rental payments required under the operating leases are as follows:


Year ending December 31,
                 2000                         $  61,897
                 2001                            41,664
                                              ---------
                 Total                        $ 103,561
                                              =========

Rental expense under the operating lease totaled $23,140 for the period from January 19, 1999 (inception) through December 31, 1999.

7.  EQUITY

PREFERRED STOCK
The Series A Preferred Stock issued by Capco, the legal acquiror, on February 28, 1991, has a par value and liquidation value of $1.00 per share, a cumulative 5% dividend and is redeemable by Capco at 110% of par value. Dividends of $28,934 were declared at December 31, 1999, of which $2,261 has been paid and the balance is included in accounts payable and accrued expenses. Unpaid and undeclared dividends amount to $100,087 at December 31, 1999.

COMMON STOCK
For the period from January 19, 1999 (inception) to December 31, 1999 the Company had the following significant equity transactions:

Issued 3,500,000 shares for the acquisition of 927,821 share of common stock of a publicly traded company (see Notes 2B, 4 and 10). The shares were issued to a company that became the majority stockholder of the Company subsequent to this transaction. Since the transaction was with a majority stockholder, the investment was recorded at the stockholder's original costs basis of $138,542.

Issued 1,750,000 shares for the acquisition of oil and gas producing properties and land. The shares were issued to a company that became the majority stockholder of the company subsequent to this transaction. Since the transaction was with a majority stockholder, the investment was recorded at the stockholder's original costs basis of $664,057 less assumed liabilities of $660,362.

Issued 997,500 shares at $0.50 per share for net cash proceeds of $562,606 in a private placement.

Issued 717,500 shares at $0.50 per share in exchange for relief of liability of $410,000.

The Company advanced $689,193 to a corporation controlled by the majority stockholder. The intent of the Company and the stockholder is for the stockholder to relinquish a certain number of shares to offset the advances. Therefore, the advances have been treated as a reduction from stockholders' equity.

8. INCOME TAXES

The components of the provision for income taxes are as follows for the period from January 19, 1999 (inception) to December 31, 1999:

Current Tax Expense:
     U.S. Federal                        $             -
     State and local                     $             -
                                         ---------------
     Total current                       $             -
                                         ---------------
Deferred Tax Expense:
     U.S. federal                        $             -
     State and local                     $             -
                                         ---------------
     Total deferred                      $             -
                                         ---------------
Total Tax Provision                      $             -
                                         ===============

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the period from January 19, 1999 (inception) to December 31, 1999:

Federal income tax rate                          34.0 %
Effect of valuation allowance                   (34.0)%
                                                --------
Effective income tax rate                         0.0 %
                                                ========

In December 31, 1999, the Company had net carry forward losses of approximately $407,000. Because of the current uncertainty of realizing the benefit of the tax carry forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The net change in the valuation allowance for the period from January 19, 1999 (inception) to December 31, 1999 increased by approximately $407,000. The net operating loss carry forwards expire in 2019.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31, 1999:

    Deferred Tax Asset

    Loss carry forward                         $     138,000
    Less:  valuation allowance                      (138,000)
                                               -------------
    Net Deferred Tax Assets                    $          0
                                               =============


9.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 1999, the company had several transactions with various companies controlled by its chief executive officer and major stockholder. Those transactions related to payables included the purchase of land, receivables, stock in subsidiaries and other miscellaneous items. Those transactions related to receivables include advances of cash and payments on behalf of those companies. At December 31, 1999, those companies owed Capco $16,691.

10. SUBSEQUENT EVENTS

ACQUISITIONS

In January 2000, the Company acquired a 100% interest in Meteor Stores, Inc. ("MSI) for $1,546,618, consisting of $250,000 and a note payable in the amount of $1,296,618, which is collateralized by 100% of the issued and outstanding common stock of MSI. MSI is involved in petroleum distribution through convenience stores. Subsequently, the Company sold 65% of its interest in MSI to an unrelated third party, who was and is the President of MSI, for $1,075,000, consisting of $215,000 ($50,000 in cash and 132,000 shares of the Company's common stock) and a note receivable in the amount of $860,000. The sale of 65% interest was closed in September 2000 with an effective date of January 1, 2000. Since the sale of the 65% is a highly leveraged transaction, the Company will account for the acquisition using the equity method of accounting.

In February 2000, the Company completed its acquisition of 80% interest of the issued and outstanding common stock of Zelcom Industries, Inc., a company involved in Internet applications. The Company will account for the investment under the equity method of accounting, as the Company's intent is to reduce its ownership to below 50% by the end of the fourth quarter of 2000.

In March 2000, the Company increased its investment in CRL from approximately 9.9% to approximately 81.9% by the issuance of 12,221,558 shares of its common stock. CRL is a holding company with a wholly owned subsidiary, Capco Asset Management ("CAM") which had investments in publicly traded companies, as follows: i) 1,290,000 shares of common stock, or approximately 30% interest, of Greka Energy Corporation ("Greka"), which is in the business of oil and gas production in the United States and Colombia, ii) 1,238,550 shares of common stock, or approximately 33% interest, of Meteor Industries, Inc. ("Industries"), which is in the business of petroleum marketing in the United States, and iii) approximately 400,000 shares of common stock of Chaparral Resources, Inc. ("Chaparral"), which is in the business of oil and gas production in North America and Kazakhstan. CRL accounts for the investments of Industries under the equity method, Chapparal under the cost method, and Greka under the mark to market methods.

In July 2000, the Company issued an additional 810,858 shares of common stock to stockholders of CRL in exchange for 405,429 shares of CRL common stock, increasing its equity ownership of that company to 86.6%.

In September 2000, the Company entered into an agreement to increase its investment in Chaparral by an additional 1,612,903 shares of Chaparral's common stock for $3,000,000. The Company has secured the agreement with its investment of 400,000 shares of Greka.

SETTLEMENT OF LAW SUIT

Capco Resources, Ltd. v. GREKA Energy Corporation and Randeep S. Grewal (Case No. 99-8521-R, U.S. District Court, Central District of California). In August 1999, CRL filed an action against Greka and Randeep S. Grewal, the President of Greka, alleging that Greka breached, and Greka and Mr. Grewal made misrepresentations in connection with, a Stock Exchange Agreement entered into between Greka, CRL and CRL's affiliates (the "Exchange").

CRL claims that it is entitled to $12.25 million in damages, plus interest and costs, and requests that the court require Greka to file a registration statement for the resale of 1,290,000 shares of Greka common stock that CRL received pursuant to the Exchange. Greka filed the case of Greka vs. CRL and Service Asset Management Company d/b/a Penson Financial Services, Inc. d/b/a
Global Hanna Trading in the Denver Colorado District Court and obtained a temporary restraining order (Case No. 99-CV-6006). Prior to the preliminary injunction hearing CRL removed the case to the U.S. Federal District Court in Denver, Colorado (Civil Action No.99-K-1814) where the cases were combined.

In August 2000, CRL entered into a settlement agreement for Greka to purchase 800,000 shares of Greka for $6.50 per share or $5,200,000 less $500,000, of liabilities owed to Greka from CRL and affiliates, for a total of $4,700,000. Of CRL's remaining 490,000 shares of common stock of Greka, Greka will be given voting control over these shares through December 31, 2002. The settlement further provides that CRL's continued ownership of 75,000 of the 490,000 shares is contingent upon CRL's full payment of margin debt related to those shares.

SALE OF PROPERTY

In March 2000, the Company sold the land in Santa Maria for $422,730, resulting in a gain to the Company of $115,603.

In July 2000, effective January 1, 2000, CRC assigned 50% of its interest in proved property located in Kansas to seven unrelated parties for cash totaling $560,000.

AMENDMENT TO NOTES PAYABLE

In September 2000, the Company amended its note payable to Whittier Energy Company, in the amount of $1,350,000, to extend the maturity date to November 30, 2000, cancel the net profit interest provision and cancel the issuance of 250,000 stock purchase warrants in exchange for $225,000 cash.

COMMON STOCK OPTIONS

In April 2000, the Company issued two options to purchase each 500,000 and 500,000 shares of the Company's common stock at an exercise price of $1.00 and $1.50, respectively, exercisable for a period of six months. The options were issued in exchange for consulting services. Due to the relatively expected short life of the options, the per unit weighted-average fair value of unit options granted was $0.00 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 5.63%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0%; and an average expected life of the options ranging from .4 and .8 years. The weighted average exercise price is $1.25 for the options issued.

COMMON STOCK

In April 2000, the Company issued 35,000 shares to employees of the Company for services rendered. The Company valued the common stock at $1.00 per share, the fair market value at the date of grant. The total expense for the year ending December 31, 2000 is $35,000.

PROFIT SHARING PLAN

In April 2000, the Company adopted a defined contribution profit sharing plan covering all eligible employees. Profit sharing contributions are made (i) at the discretion of the Board of Directors; (ii) on the employee's behalf from salary; and (iii) employer discretionary contributions not to exceed 25% of the first four percent of each employee's compensation.


SUPPLEMENTAL OIL AND GAS FINANCIAL AND RESERVE INFORMATION (UNAUDITED)

Reserve estimates for 1999 were prepared by independent engineers and for 1998 were prepared by Company management. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expense, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

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


ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas, the majority of which are located within the United States, as well as changes in proved reserves during the past two years are indicated below:
                                             Oil (Bbl)    Natural Gas (MCF)
                                             ---------    -----------------
Reserves at May 31, 1998                       4,206               --

Extensions and discoveries                        --               --
Purchase of minerals in place                     --               --
Sales of minerals in place                        --               --
Production                                    (1,241)            (352)
Revisions of previous estimates               (1,690)             352
                                             ---------       ------------
Reserves at May 31, 1999                       1,275              -0-

                                             Oil (Bbl)    Natural Gas (MCF)
                                             ---------    -----------------
Reserves at May 31, 1999                       1,275              -0-

Extensions and discoveries                        --               --
Purchase of minerals in place                888,609          307,175
Sales of minerals in place                    (1,275)              --
Production                                    (1,056)         (25,304)
Revisions of previous estimates                   --               --
                                             ---------       ------------
Reserves at December 31, 1999                887,553          281,871

There are no reserves attributable to partnership or minority interests at December 31, 1999.

All capitalized costs related to oil and gas activities at December 31,1999 are considered related to proved properties.


OIL AND GAS OPERATIONS

Depletion, depreciation and amortization per equivalent unit of production for the year ended December 31, 1999 was $4.80.

In 1999 $1,934,000 was spent on acquisitions. No exploration or development costs were incurred.


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

                                       December 31,1999    May 31,1999
                                       ----------------    -----------
Future cash inflows                     $ 22,082,738       $  15,306
Future cash outflows:
Production and development costs         (14,412,570)       ( 13,314)

Future net cash flows before
 future income taxes                       7,670,168           1,992

Future income taxes                               --             --

Future net cash flows                      7,670,168           1,992

Adjustment to discount future
 annual net cash flows at 10%            ( 3,048,019)         (  161)
                                       ----------------    -----------
Standardized measure of discounted
 future net cash flows                  $  4,622,149       $   1,831


The following table summarizes the principal factors comprising the changes in the standardized measure of discounted net cash flows for the years ended December 31, 1999 and May 31, 1999.

                                       December 31,1999    May 31,1999
                                       ----------------    -----------
Standardized measure, beginning of
 period                                 $      1,831       $   7,994
Sales of oil and gas, net of
 production costs                            (69,807)        ( 1,242)
Net change in sales prices, net of
 production costs                                 --         ( 5,953)
Changes in estimated future
 development costs                                --              --
Purchases of minerals in place             4,691,956              --
Sales of minerals in place                    (2,014)             --
Revisions of quantity estimates                   --              --
Accretion of discount                            183             799
Other, including changes in production
 rates (timing)                                   --             233
                                       ----------------    -----------
Standardized measure, end of period     $  4,622,149       $   1,831

                                  EXHIBIT INDEX

Exhibit
Number          Description                           Location
-------   --------------------------   ------------------------------------

 3.1      Articles of Incorporation    (incorporated by reference to
          and bylaws                   Exhibits 4 and 5, respectively,
                                       to Registration Statement
                                       No. 2-73529).

 3.2      Articles of Amendment        (incorporated by reference to
                                        the company's Form 10-K filed
                                        May 31, 1984)

 3.3      Articles of Amendment        (incorporated by reference to
                                        the company's Form 10-K filed
                                        May 31, 1985)

 3.4      Articles of Amendment        (incorporated by reference to
                                        the Company's Form 10-QSB filed
 4.       Instruments Defining the     (incorporated by reference to
          Rights of Security Holders,   Exhibits 4 and 5, respectively,
          Including Indentures          to Registration Statement
                                        No. 2-73529).

 10.1     1999 Incentive Equity Plan   (incorporated by reference to the
                                        Company's definite proxy statement
                                        filed December 2, 1999)

 10.2     Stock Exchange Agreement
          between the Company and
          Sedco related to Capco
          Resource Corporation         Filed herewith electronically


 10.3     Purchase Agreement related to
          Meteor Stores, Inc.          Filed herewith electronically

 10.4     Sale Agreement related to
          Meteor Stores, Inc.          Filed herewith electronically

 13.      Not applicable

 16.1     Letter on Change of          (incorporated by reference to
          Accountants                  the company's Form 8-K filed
                                       July 28, 2000)

 16.2     Letter on Change of          (incorporated by reference to the
          Accountants                  company's form 8-K filed October 20,
                                       2000

 21.      List of Subsidiaries         Filed herewith electronically

 27.      Financial Data Schedule      Filed herewith electronically