Form 10QSB
period 2000-03-31
CAPCO ENERGY INC
filed 2000-11-03
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000.

                                           OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _______, 19___ to _______, 19___.

                     Commission File Number:  0-10157

                               CAPCO ENERGY, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         COLORADO                                          84-0846529
- -------------------------------                    -----------------------
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

                            X       Yes                 No

There were 21,303,838 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                        CAPCO ENERGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                  (Unaudited)


                                     ASSETS


Current Assets:
  Cash                                         $     19,300
  Marketable Securities                           7,981,777
  Accounts Receivables, net                         259,818
  Accounts Receivables, related parties               -
                                               ------------
     Total Current Assets                         8,260,895
                                               ------------

Property and Equipment, net                       3,362,139
                                               ------------
Other Assets:
  Investments                                     3,673,696
  Other Assets                                      293,686
                                               ------------

     Total Assets                              $ 15,590,416
                                               ============







    Accompanying notes are an integral part of the financial statements.

                        CAPCO ENERGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                  (Unaudited)


                       LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
  Accounts Payable, Trade                     $    868,822
  Current Maturities, Long-term Debt             3,062,048
  Accrued Expenses                                  54,482
  Dividend Payable                                  26,673
                                              ------------
     Total Current Liabilities                   4,012,025
                                              ------------

Long Term Debt, less current maturities          1,515,854

Commitments and Contingencies

     Total Liabilities                           5,527,879
                                              ------------
Stockholders' Equity
Preferred Stock, $1.00 par value;
  Authorized 10,000,000 shares,
  292,947 Shares issued and outstanding            292,947
Common Stock, $.001 par value;
  Authorized 150,000,000 shares;
  21,303,838 Shares issued and outstanding          21,304
Paid-In Capital                                  3,148,753
Cumulative Translation Adjustment                    6,704
Cumulative Unrecognized Gains                    7,878,467
Retained Earnings (Deficit)                     (1,285,638)
                                              ------------
     Total Stockholders' Equity                 10,062,537
                                              ------------
        Total Liabilities and
        Stockholders' Equity                  $ 15,590,416
                                              ============



  Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)


                                                 2000                   1999
                                              -----------             ---------
  Sales                                       $    85,940             $       -
  Cost of Sales                                   145,250                     -
                                              -----------             ---------
     Gross Profit                                 (59,310)                    -

  Selling, General and Administrative
    Expenses                                      244,909                39,662
                                              -----------             ---------
  Loss from operations                           (304,219)              (39,662)

  Other Income (Expenses)

   Interest Income                                     -                    524
   Interest Expense                              ( 72,176)                  (99)
   Gain on Sale of Assets                          17,213                     -
                                              -----------             ---------
     Total Other Income (Expenses)               ( 54,963)                  425
                                              -----------             ---------
     Loss before equity earnings                 (359,182)              (39,237)

  Equity Loss in Investments                     (519,034)                    -
                                              -----------             ---------
     Net Loss                                 $  (878,216)              (39,237)
                                              ===========             =========
  Loss per Share
     Basic and Diluted                        $      (.05)              $  (.01)
                                              ===========             =========
  Average Shares Outstanding
     Basic and Diluted                         17,163,319             4,141,667




    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                       2000             1999
                                                  -----------      ------------
Cash Flow from Operating Activities:
  Net(Loss)                                       $  (878,216)     $   (39,237)
  Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Depreciation and amortization                         1,561                -
  (Gain) on sale of assets                            (17,213)               -
  Equity loss in investments                          519,034                -

Decrease (increase) in:
  Accounts Receivable, (net)                         (477,927)         (42,999)
  Increase (decr.) in accounts payable                263,089           38,823
  Increase (decr.) in accrued liabilities              (9,594)               -
  Decrease (increase) other assets                          -             (350)
                                                  -----------      ------------
     Net cash (used) by operating activities         (599,266)         (43,763)
                                                  -----------      ------------
Cash Flow from Investing Activities:
  Acquisition, Net of Cash                              4,264
  Cash proceeds from sale of property                  17,212
  Purchases of Property and Equipment                (150,493)         (23,608)
  Investment in closely held business                (296,149)               -
                                                  -----------      ------------
     Net cash (used) by investing activities         (425,166)         (23,608)
                                                  -----------      ------------
Cash Flow from Financing Activities:
   Borrowings on long term debt                       454,049           50,000
   Sale of Stock                                      525,000                -
                                                  -----------      ------------
     Net cash provided
        by financing activities                       979,049           50,000
                                                  -----------      ------------
 Net Decrease in Cash                                 (45,383)         (17,371)
 Cash, Beginning of Period                             64,683                0
                                                  -----------      ------------
 Cash, End of Period                              $    19,300      $   (17,371)
                                                  ===========      ============



   Accompanying notes are an integral part of the financial statements.

                         CAPCO ENERGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL DEVELOPMENT OF BUSINESS.

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

BASIS OF PRESENTATION

Effective December 31, 1999, Capco acquired 100% of the outstanding capital stock of Capco Resource Corporation ("CRC") a corporation involved in oil and gas production. As a result, CRC's former shareholders obtained control of Capco. For accounting purposes, this acquisition has been treated as a reverse acquisition with CRC as the accounting acquirer. The financial statements presented include CRC at cost since January 19, 1999, CRC's inception, and Capco at fair market value as of December 31, 1999.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly owned subsidiary CRC. Accordingly, all references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

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

Such costs can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead, or similar activities.

Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's capitalized oil and gas property costs are amortized. The Company's properties are all onshore, and the Company expects that the salvage value of the tangible equipment will offset any site restoration and dismantlement and abandonment costs.

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

DEPRECIATION AND DEPLETION

The provision for depreciation, depletion, and amortization of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis for those countries with oil and gas production. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at March 31, 2000.

At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Limitation").

The calculation of the ceiling limitation and provision for depreciation and depletion is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

REVENUE RECOGNITION

Revenue from product sales is recognized when the product is delivered. Revenue from services is recognized when the services are performed and billable.

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

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by SFAS No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

NET LOSS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2000, the Company had no potentially dilutive shares

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No.133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued FAS no. 137 which defers the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt FAS No. 133 in the first quarter of fiscal 2001, but does not expect such adoption to materially affect its financial statement presentation.

BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1999, filed with the Company's Form 10-KSB.

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


ACQUISITIONS

In January 2000, the Company acquired a 35% interest in Meteor Stores, Inc. ("MSI") and financed an unrelated third party's, (the current President of MSI), acquisition of the remaining 65% interest in MSI, which is involved in operating petroleum distribution through convenience stores. The Company paid $250,000 and issued a note payable in the amount of $1,296,618 for the purchase of 100% of the issued and outstanding common stock of MSI and in turn received $215,000, consisting of $50,000 in cash and 132,000 shares of the Company's common stock and a note receivable in the amount of $860,000 for the sale of 65% of the issued and outstanding common stock of MSI. The note payable is collateralized by 100% of the issued and outstanding common stock of MSI and the note receivable is collateralized by 65% of the issued and outstanding common stock of MSI. The sale of the 65% interest was closed in September 2000 with an effective date of January 1, 2000. Since the sale of the 65% interest is a highly leveraged transaction, the Company will account for the acquisition using the equity method of accounting.

In February 2000, the Company completed its acquisition of 80% interest of the issued and outstanding common stock of Zelcom Industries, Inc., a company involved in Internet applications. The Company will account for the investment under the equity method of accounting, as the Company's intent is to reduce its ownership to below 50% by the end of the fourth quarter of 2000.

In March 2000, the Company increased its investment in CRL from approximately 9.9% to approximately 81.9% by the issuance of 12,221,558 shares of its common stock. CRL is a holding company with a wholly owned subsidiary, Capco Asset Management ("CAM") which had investments in publicly traded companies, as follows: i) 1,290,000 shares of common stock, or approximately 30% interest, of Greka Energy Corporation ("Greka"), which is in the business of oil and gas production in the United States and Colombia, ii) 1,238,550 shares of common stock, or approximately 33% interest, of Meteor Industries, Inc. ("Industries"), which is in the business of petroleum marketing in the United States, and iii) approximately 400,000 shares of common stock of Chapparal Resources, Inc. ("Chapparal"), which is in the business of oil and gas production in North America and Kazakhstan. CRL accounts for the investments of Industries and Chapparal under the equity method and Greka under the mark to market methods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the company has working capital of $4,248,870 compared to a deficit of $1,844,920 at December 31, 1999. This change in working capital is principally due to the acquisition of CRL and its investments. The Company through its subsidiaries has investments in various public companies. The majority of these investments are restricted and are not readily saleable. The Company through its subsidiaries is also involved in litigation regarding the investment in Greka Energy Corporation.

Cash flows used in operations for the three months ended March 31, 2000, and March 31, 1999, were $599,266 and $43,763 respectively. The increase in cash used during this period is principally due to the increased loss of the company.

Cash flows used in investing activities for the three months ended March 31, 2000, were $425,166 compared to $23,608 in the prior year. This increase is principally due to the acquisition of oil and gas properties and investments in closely held businesses.

Cash flows provided by financing activities for the three months ended March 31, 2000, were $979,049 compared to $50,000 in the prior year. This increase is principally due to the sale of stock and borrowings.

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



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999


Capco's revenues from its oil and gas activities were $85,940 in 2000 compared to $0 in 1999. This revenue is primarily due to production from properties acquired in the second half of year 1999. Capco's cost of sales were $145,250 in 2000 compared to $0 in 1999. This increase is primarily due to increased production from the recent acquisitions. Selling, general and administrative costs were $244,909 in 2000 compared to $39,662 in 1999. This increase is primarily related to increased activities. Total other expense was $54,963 in 2000 compared to income of $425 in 1999, principally due to increased interest expense due to borrowings.

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

In August 2000, CRL entered into a settlement agreement for Greka to purchase 800,000 shares of Greka for $6.50 per share or $5,200,000 less $500,000 of liabilities owned to Greka from CRL and affiliates, for a total of $4,700,000. Of CRL's remaining 490,000 shares of common stock of Greka, Greka will be given voting control over these shares through December 31, 2002. The settlement further provides that CRL's continued ownership of 75,000 of the 490,000 shares is contingent upon CRL's full payment of margin debt related to those shares.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits

Exhibit
Number      Description
-------     -----------
27          Financial Data Schedule

     (b)   Reports on Form 8-K

       Current Report on Form 8-K dated February 15, 2000, which reported events under Item 5, Other Events.



                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPCO ENERGY, INC.


Dated: November 2, 2000            By: /s/ Dennis R. Staal
                                       --------------------
                                     Dennis R. Staal, Chief
                                     Financial and Accounting Officer