Form 10QSB
period 2000-06-30
CAPCO ENERGY INC
filed 2000-11-03
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000.

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

                            X       Yes                 No

There were 21,460,288 shares of the Registrant's $.001 par value common stock outstanding as of June 30, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)


                                     ASSETS


Current Assets:
  Cash                                         $     58,745
  Marketable Securities                           7,981,988
  Accounts Receivables, net                         480,536
  Accounts Receivables, related parties                -
                                               ------------
     Total Current Assets                         8,521,269
                                               ------------

Property and Equipment, net                       3,508,024
                                               ------------

Other Assets:
  Investments                                     4,191,258
  Other Assets                                      295,907
                                               ------------
     Total Assets                              $ 16,516,458
                                               ============







    Accompanying notes are an integral part of the financial statements.

                        CAPCO ENERGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                  (Unaudited)


                       LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
  Accounts Payable, Trade                      $ 1,048,022
  Current Maturities, Long-term Debt             3,157,690
  Accrued Expenses                                 162,951
  Dividend Payable                                  26,673
                                               ------------
     Total Current Liabilities                   4,395,336
                                               ------------

Long Term Debt, less current maturities          1,505,140

Commitments and Contingencies

     Total Liabilities                           5,900,476
                                               ------------

Stockholders' Equity
  Preferred Stock, $1.00 par value;
  Authorized 10,000,000 shares,
  292,947 Shares issued and outstanding            292,947
Common Stock, $.001 par value;
  Authorized 150,000,000 shares;
  21,535,288 Shares issued and outstanding          21,535
Paid-In Capital                                  3,798,435
Cumulative translation Adjustment                    7,574
Cumulative Unrecognized Gains                    7,922,612
Retained Earnings (Deficit)                     (1,427,121)
                                               ------------
     Total Stockholders' Equity                 10,615,982
                                               ------------
     Total Liabilities and
     Stockholders' Equity                      $16,516,458
                                               ===========


  Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended June 30, 2000 and 1999.
                                  (Unaudited)


                                                 2000                   1999
                                             -----------           -----------

  Sales                                      $   539,932           $    11,449
  Cost of Sales                                   77,729                 3,165
                                             -----------           -----------
     Gross Profit                                462,203                 8,284

  Selling, General and Administrative
    Expenses                                     583,446                15,191
                                             -----------           -----------

  Loss from operations                          (121,243)               (6,907)

  Other Income (Expenses)
     Interest Income                              21,410                15,524
     Interest Expense                           (125,520)               (6,754)
     Gain on Sale of Assets                      375,591                     -
                                             -----------           -----------
     Total Other Income (Expenses)               271,481                 8,770
                                             -----------           -----------
     Income before equity earnings               150,238                 1,863

  Equity Loss in Investments                    (384,199)                    -
                                             -----------           -----------
     Net Income (Loss)                       $  (233,961)                1,863
                                             ===========           ===========
  Income (Loss) per Share
     Basic and Diluted                       $      (.01)          $         0
                                             ===========           ===========
  Average Shares Outstanding
     Basic and Diluted                        21,342,413             5,250,000


    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the six months ended June 30, 2000 and 1999.
                                  (Unaudited)

                                                 2000                  1999
                                             -----------           -----------
  Sales                                      $   625,873           $    11,449
  Cost of Sales                                  222,979                 3,164
                                             -----------           -----------
     Gross Profit                                402,894                 8,285

  Selling, General and Administrative
   Expenses                                      828,356                54,853
                                             -----------           -----------
  Loss from operations                          (425,462)              (46,568)

  Other Income (Expenses)
     Interest Income                              21,411                16,047
     Interest Expense                           (197,696)               (6,853)
     Gain on Sale of Assets                      392,803                     -
                                             -----------           -----------
     Total Other Income (Expenses)               216,518                 9,194

     Income(Loss) before equity earnings        (208,944)              (37,374)

  Equity Loss in Investments                    (903,233)                    -
                                             -----------           -----------
     Net Income (Loss)                       $(1,112,177)              (37,374)
                                             ===========           ===========
  Income (Loss) per Share
     Basic and Diluted                       $      (.06)          $      (.01)
                                             ===========           ===========
  Average Shares Outstanding
     Basic and Diluted                        19,252,566             5,250,000




    Accompanying notes are an integral part of the financial statements.

                           CAPCO ENERGY, INC AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the six months ended June 30, 2000 and 1999
                                  (Unaudited)


                                                       2000             1999
                                                -------------       -----------
Cash Flows used in Operating Activities:
  Net Loss                                      $  (1,112,177)      $  (37,374)
  Adjustments to reconcile net  (loss)
   to net cash used in operating activities:
   Depreciation, depletion and amortization           151,752            3,295
   Gain on sale of assets                            (392,803)               -
   Equity loss                                        903,233                -

Changes in Assets and Liabilities:
  (Increase) decrease in assets:
  Accounts Receivable                                (839,170)          (8,396)
  Other Assets                                         (4,705)            (765)

Increase (decrease) in liabilities:
  Accounts payable                                    442,288          100,548
  Accrued Liabilities                                  98,875            1,270
                                                -------------       -----------
     Net cash (used) provided by operating
        activities                                   (752,707)          58,578
                                                -------------       -----------
Cash Flows from Investing Activities:
  Acquisition                                           5,133          (18,095)
  Purchase of Property and Equipment                 (444,085)               -
  Investment                                         (270,850)               -
  Proceed from sale of assets                         392,594                -
                                                -------------       -----------
     Net cash (used) by investing activities         (317,208)         (18,095)
                                                -------------       -----------
Cash Flows from Financing Activities:

  Proceeds from Long-Term Debt                        538,977          320,816
  Proceeds form sale of stock                         525,000                -
                                                -------------       -----------
     Net cash provided by financing activities      1,063,977          320,816
                                                -------------       -----------
Net (Decrease) Increase in Cash                        (5,938)         361,299

Cash, Beginning of Period                              64,683                -
                                                -------------       -----------
Cash, End of Period                            $       58,745       $  361,299
                                               ==============       ===========


    Accompanying notes are an integral part of the financial statements.

                         CAPCO ENERGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

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

BASIS OF PRESENTATION

Effective December 31, 1999, Capco acquired 100% of the outstanding capital stock of Capco Resource Corporation ("CRC"), a corporation involved in oil and gas production. As a result, CRC's former shareholders obtained control of Capco. For accounting purposes, this acquisition has been treated as a reverse acquisition with CRC as the accounting acquirer. The financial statements presented include CRC at cost since January 19, 1999, CRC's inception, and Capco at fair market value as of December 31, 1999.

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

CONENTRATION OF CREDIT RISK

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

DEPRECIATION AND DEPLETION

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis for those countries with oil and gas production. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at June 30, 2000.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

NET LOSS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2000, the Company had no potentially dilutive shares.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's acquisition of CRL and CRC, including synergies in the form of increased revenues, decreased expenses and avoiding expenses and expenditures that are expected to be realized by Capco as a result of the acquisitions, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the company has working capital of $4,125,933 compared to a deficit of $1,844,920 at December 31, 1999. This change in working capital is principally due to the acquisition of CRL and its investments. The Company through its subsidiaries has investments in various public companies. The majority of these investments are restricted and are not readily saleable. The Company through its subsidiaries is also involved in litigation regarding the investment in Greka Energy Corporation.

Cash flows used in operations for the six months ended June 30, 2000, and provided by operations for June 30, 1999, were $752,707 and $58,578 respectively. The increase in cash used during this period is principally due to the increased loss of the company.

Cash flows used in investing activities for the six months ended June 30, 2000, were $317,208 compared to $18,095 in the prior year. This increase is principally due to the acquisition of oil and gas properties and investments in closely held businesses.

Cash flows provided by financing activities for the six months ended June 30, 2000, were $1,063,977 compared to $320,816 in the prior year. This increase is principally due to the sale of stock and borrowings.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999


Capco's revenues from its oil and gas activities were $625,873 in 2000 compared to $11,449 in 1999. This increase is primarily due to production from properties acquired in the second half of year 1999. Capco's cost of sales were $222,979 in 2000 compared to $3,164 in 1999. This increase is primarily due to increased production from the properties acquired in 1999. Selling, general and administrative costs were $828,356 in 2000 compared to $54,853 in 1999. This increase is primarily related to increased activities. Total other income (expense) was $216,518 in 2000 compared to $9,194 in 1999, principally due to gain on sale of assets offset by increased interest expense due to borrowings.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

Capco's revenues from its oil and gas activities were $539,932 in 2000 compared to $11,449 in 1999. This revenue is primarily due to production from properties acquired in the second half of year 1999. Capco's cost of sales were $77,729 in 2000 compared to $3,165 in 1999. This increase is primarily due to increased production from the properties acquired in 1999. Selling, general and administrative costs were $583,446 in 2000 compared to $15,191 in 1999. This increase is primarily related to increased activities. Total other income (expense) was $271,481 in 2000 compared to $8,770 in 1999, principally due to gain on sale of assets offset by increased interest expense due to borrowings.

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

                                   CAPCO ENERGY, INC.


Dated: November 2, 2000            By: /s/ Dennis R. Staal
                                       -----------------------------
                                       Dennis R. Staal, Chief
                                       Financial and Accounting Officer