Form 10QSB
period 2000-09-30
CAPCO ENERGY INC
filed 2000-11-20
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from _______, 19___ to _______, 19___.

                         Commission File Number: 0-10157


                               CAPCO ENERGY, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            COLORADO                                       84-0846529
  ---------------------------------                  -----------------------
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

                    X       Yes                 No

There were 22,171,980 shares of the Registrant's $.001 par value common stock outstanding as of September 30, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)


                                     ASSETS


Current Assets:
  Cash                                        $      31,733
  Marketable Securities                          11,388,196
  Accounts Receivables, net                         337,952
                                               ------------
     Total Current Assets                        11,757,881


Property and Equipment, net                       3,485,565


Other Assets:
  Investments                                     2,958,648
  Other Assets                                      870,061
                                               ------------
     Total Assets                              $ 19,072,155
                                               ============






      Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                               September 30, 2000
                                   (Unaudited)


                       LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
  Accounts Payable, Trade                      $   947,389
  Current Maturities, Long-term Debt             3,341,884
  Accrued Expenses                                 575,189
  Dividend Payable                                  26,673
                                               ------------
     Total Current Liabilities                   4,891,135


Long Term Debt, less current maturities          1,484,621
Minority Interest in Subsidiary                  1,736,064
Commitments and Contingencies
                                               ------------
     Total Liabilities                           8,111,820
                                               ------------

Stockholders' Equity
  Preferred Stock, $1.00 par value;
  Authorized 10,000,000 shares,
  292,947 Shares issued and outstanding            292,947
Common Stock, $.001 par value;
  Authorized 150,000,000 shares;
  22,171,980 Shares issued and outstanding          22,172
Paid-In Capital                                  1,042,703
Cumulative translation Adjustment                  (35,157)
Cumulative Unrecognized Gains                   11,093,118
Retained Earnings (Deficit)                     (1,455,448)
                                               ------------
Total Stockholders' Equity                      10,960,335
                                               ------------
     Total Liabilities and
     Stockholders' Equity                      $19,072,155
                                               ===========



  Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended September 30, 2000 and 1999
                                  (Unaudited)


                                                 2000                   1999
                                             -----------          -----------

  Sales                                      $   435,655          $   15,392
  Cost of Sales                                  171,043                 506
                                             -----------          ----------
     Gross Profit                                264,612              14,886

  Selling, General and Administrative
    Expenses                                     390,756              78,617
                                             -----------          ----------

  Loss from operations                          (126,144)            (63,731)
                                             -----------          ----------
  Other Income (Expenses)
     Interest Income                              23,021              15,570
     Interest Expense                           (149,667)             (6,532)
     Gain on Sale of Investments                 591,173                   -
                                             -----------          ----------
     Total Other Income (Expenses)               464,527               9,038
                                             -----------          ----------
     Income (Loss) before equity earnings
       and Minority Interest                     338,383             (54,693)

  Minority Interest                              (86,104)                  -
  Equity Loss in Investments                    (188,128)                  -
                                             -----------          ----------
     Net Income (Loss)                       $    64,151          $  (54,693)
                                             ===========          ==========


  Income (Loss) per Share
     Basic and Diluted                       $       .00          $     (.01)
                                             ===========          ==========
  Average Shares Outstanding
     Basic and Diluted                        21,681,129           5,250,000
                                             ===========          ==========






      Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                 2000                1999
                                             -----------          ----------
  Sales                                      $ 1,061,528          $   26,841
  Cost of Sales                                  394,022               3,670
                                             -----------          ----------
     Gross Profit                                667,506              23,171

  Selling, General and Administrative
   Expenses                                    1,219,113             133,470
                                             -----------          ----------
  Loss from operations                          (551,607)           (110,299)

  Other Income (Expenses)
     Interest Income                              44,432              31,617
     Interest Expense                           (347,362)            (13,385)
     Gain on Sale of Investments                 983,976                   -
                                             -----------          ----------
     Total Other Income (Expenses)               681,046              18,232
                                             -----------          ----------
     Income (Loss) before equity earnings
       And Minority Interest                     129,439             (92,067)

  Minority Interest                              (86,104)                  -
  Equity Loss in Investments                  (1,091,361)                  -
                                             -----------          ----------
 Net Loss                                    $(1,048,026)         $  (92,067)
                                             ===========          ==========
  Income (Loss) per Share
     Basic and Diluted                       $      (.06)         $     (.02)
                                             ===========          ==========
  Average Shares Outstanding
     Basic and Diluted                        18,596,869           5,250,000
                                             ===========          ==========



      Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                       2000          1999
                                                 ------------    -----------
Cash Flows used in Operating Activities:
  Net Loss                                       $ (1,048,026)   $   (92,067)
  Adjustments to reconcile net  (loss)
   to net cash used in operating activities:
   Depreciation, depletion and amortization           244,647          6,737
   Gain on sale of investments                       (983,976)             -
   Minority Interest                                   86,104              -
   Equity loss                                      1,091,361              -

Changes in Assets and Liabilities:
  (Increase) decrease in assets:
    Accounts Receivable                              (322,239)      (368,630)
    Other Assets                                      (18,648)        (5,377)

  Increase (decrease) in liabilities:
    Accounts payable                                  331,655        147,346
    Accrued Liabilities                               511,113          2,646
                                                 ------------    -----------
     Net cash used by operating
        activities                                   (108,009)      (309,345)
                                                 ------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                  (37,479)             -
  Purchase of Property and Equipment                 (502,665)      (566,088)
  Investments                                      (1,195,684)             -
  Proceeds from sale of investments                   983,976              -
                                                 ------------    -----------
Net cash (used) by investing activities              (751,852)     (566,088)
                                                 ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Long Term Debt                      1,361,593        312,928
  Payments on Long-Term Debt                         (609,159)             -
  Proceeds from sale of stock                          74,477        579,301
                                                 ------------    -----------
     Net cash provided by financing activities        826,911        892,229
                                                 ------------    -----------
Net (Decrease) Increase in Cash                       (32,950)        16,796
Cash, Beginning of Period                              64,683              -
                                                 ------------    -----------
Cash, End of Period                              $     31,733    $    16,796
                                                 ============    ===========


      Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2000
                                   (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL DEVELOPMENT OF BUSINESS.

NATURE OF OPERATIONS

Capco Energy, Inc.("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production for and the sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States. Capco treats all operations as one segment of business. The principal executive offices of the Company are located at 2922 East Chapman, suite 202, Orange, California. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended it articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc. The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas and the costs of finding, acquiring, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternative fuels.

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

In March 2000, the Company increased its investment in Capco Resources Ltd. ("CRL"), a Canadian publicly traded company from approximately 9.9% to approximately 81.9% by the issuance of 12,221,558 shares of its common stock. CRL is a holding company with a wholly owned subsidiary, Capco Asset Management ("CAM"), which had investments in publicly traded companies, as follows:

     i) 1,290,000 shares of common stock, or approximately 30% interest of Greka Energy Corporation ("GRKA"), which is in the business of oil and gas production in the United States and China,

     ii) 1,238,550 shares of common stock, or approximately 33% interest, of Meteor Industries, Inc. ("Industries"), which is in the business of petroleum marketing in the United States, and

     iii) approximately 427,000 shares of common stock of Chaparral Resources, Inc. ("Chaparral"), which is in the business of oil and gas production in North America and Kazakhstan. CRL accounts for the investments of Industries and Chaparral under the equity method and Greka under the mark to market method.

In July and September 2000, the Company issued an additional 810,858 and 177,334 shares of common stock to shareholders of CRL in exchange for 405,429 and 88,667 shares, respectively, of CRL common stock, increasing its equity ownership of that company to 87.3%.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and partially owned subsidiaries. Accordingly, all references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


PROPERTY AND EQUIPMENT

The  Company  follows  the  "full-cost"  method  of  accounting  for oil and gas
property  and  equipment   costs.   Under  this  method,   all   productive  and
nonproductive costs incurred in the acquisition, exploration, and development ofoil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, Exploration, and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involve a significant amount of reserves. The Proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs.

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

This calculation is done on a country-by-country basis for those countries with oil and gas production. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at September 30, 2000. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Limitation"). The calculation of the ceiling limitation and provision for depreciation and depletion is based on estimates of proved reserves.

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

Depreciation for non-oil and gas properties is recorded on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

             DESCRIPTION                                   LIVES
             -----------                                   -----
              Equipment                                 3 to 20 years

INVESTMENT IN EQUITY SECURITIES

For equity securities that the Company (i) does not exercise control in the investee and ii) expects to divest within a short period of time, the Company accounts for the investment under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For equity investments that the Company i) exercises control in the investee and ii) expects to _old for long term investment, the Company accounts for the investment under the provisions of Accounting Principles Board Opinion ("APB") No.18 "The Equity Method of Accounting for Investments in Common Stock". In accordance with FASB No.115, equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are bought and held principally for the purpose of selling them in the near term (thus held for only a short period of time) the Company classifies as trading securities and all other securities are classified as available-for-sale.

Trading and available-for-sale securities are measured at fair value in the balance sheet.

For trading securities any realized holding gains and losses are rep_rted in the statement of operations. For available-for-sale securities any unrealized holding gains and losses are reported as a separate component of Stockholders' equity until realized. In accordance with APB No.18, under the equity method the Company records he initial investment at cost, then reduces it by dividends and increases or decreases it by the Company's proportionate share of the investee's net earnings or loss.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fairvalue of asset less cost to sell.

REVENUE RECOGNITION

Revenue from product sales is recognized when the product is delivered. Revenuefrom services is recognized when the services are performed and billable.

STOCK BASED COMPENSATION

The Company accounts for employee stock options in accordance with APB No. 25 "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant. In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant.

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

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial Statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by SFAS No. 109,"Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

COMPREHENSIVE INCOME

SFAS No.130,"Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

NET LOSS PER SHARE

The Company uses SFAS No.128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2000, the Company had no potentially dilutive shares.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities.

This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No.133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued FAS no. 137 which defers the effective date of FAS No.133 to fiscal years beginning after June 15, 2000. The Company will adopt FAS No. 133 in the first quarter of fiscal 2001, but does not expect such adoption to materially affect its financial statement presentation.

BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1999, filed with the Company's Form 10-KSB.

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

Note 2. Investments

In September 2000, the Company entered into an agreement to increase its investment in Chaparral by an additional 1,612,903 shares of Chaparral's common stock for $3,000,000. In October 2000 this amount was paid to Chaparral.
The Company now owns about 14% of Chaparral.

In January 2000, the Company acquired a 35% interest in Meteor Stores, Inc.("MSI") and financed an unrelated third party's, (the current President of MSI),acquisition of the remaining 65% interest in MSI, which is involved in operating petroleum distribution through convenience stores. The Company paid $250,000 and issued a note payable in the amount of $1,296,618 for the purchase of 100% of the issued and outstanding common stock of MSI and in turn received $215,000, consisting of $50,000 in cash and 132,000 shares of the Company's common stock and a note receivable in the amount of $860,000 for the sale of 65% of the issued and outstanding common stock of MSI.

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


Note 3. Acquisition

In March 2000, the Company increased its investment in Capco Resources Ltd. ("CRL"), a Canadian publicly traded company from approximately 9.9% to approximately 81.9% by the issuance of 12,221,558 shares of its common stock. In July and September 2000, the Company issued an additional 810,858 and 177,334 shares of common stock to shareholders of CRL in exchange for 405,429 and 88,667 shares, respectively, of CRL common stock, increasing its equity ownership of that company to 87.3%.

         Assets acquired                             $11,568,894
         Liabilities acquired                        $ 1,301,518
         Cumulative unrecognized gains               $ 7,878,467
         Stock Issued                                $ 2,388,909


Note 4. Settlement of lawsuit

Capco Resources, Ltd. v. GREKA Energy Corporation and Randeep S. Grewal
-----------------------------------------------------------------------
(Case No. 99-8521-R,
U.S. District Court, Central District of California).

In August 1999, CRL filed an action against Greka and Randeep S. Grewal, the President of Greka, alleging that Greka breached, and Greka and Mr. Grewal made misrepresentations in connection with, a Stock Exchange Agreement entered into between Greka, CRL and CRL's affiliates (the "Exchange").

In August 2000, CRL entered into a settlement agreement for Greka to purchase 800,000 shares of Greka for $6.50 per share or $5,200,000 less $500,000, of liabilities owed to Greka from CRL and affiliates, for a total of $4,700,000. This sale took place in October 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of $6,866,746 compared to a deficit of $1,849,031 at December 31, 1999. This change in working capital is principally due to the acquisition of CRL and its investments. The Company through its subsidiaries has investments in various public companies. The company believes that its working capital is sufficient for its needs for the year.

Cash flows used in operations for the nine months ended September 30, 2000, and for September 30,1999, were $108,009 and $309,345, respectively. The decrease in cash used during this period is principally due to the increased loss of the Company offset by increases in liabilities.

Cash flows used in investing activities for the nine months ended September 30, 2000, were $751,852 compared to $566,088 in the prior year. This change is principally due to the acquisition of oil and gas properties and investments in closely held businesses, reduced by proceeds from the sale of investments during the current period.

Cash flows provided by financing activities for the nine months ended September 30, 2000, were $826,911 compared to $892,229 in the prior year. This increase is principally due to an increase in borrowings on long-term debt, payments on long term debt and a reduction in proceeds from the sale of common stock during the current period.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

Capco's revenues from its oil and gas activities were $1,061,528 in 2000 compared to $26,841 in 1999. This increase is primarily due to production from properties acquired during the period December 1999 to March 2000. Capco's costs of sales were $394,022 in 2000 compared to $3,670 in 1999. This increase is primarily due to increased production from the properties acquired in 1999 and 2000. Selling, general and administrative costs were $1,219,113 in 2000 compared to $133,470 in 1999. This increase is primarily related to increased activities. Total other income (expense) was $681,046 in 2000 compared to $18,232 in 1999, principally due to gain on sale of assets offset by increased interest expense due to borrowings.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

Capco's revenues from its oil and gas activities were $435,655 in 2000 compared to $15,392 in 1999. This revenue is primarily due to production from properties during the period December 1999 to March 2000. Capco's costs of sales were $171,043 in 2000 compared to $506 in 1999. This increase is primarily due to increased production from the properties acquired in 1999 and 2000. Selling, general and administrative costs were $390,756 in 2000 compared to $78,617 in 1999. This increase is primarily related to increased activities. Total other income (expense) was $464,527 in 2000 compared to $9,038 in 1999, principally due to gain on sale of assets offset by increased interest expense due to borrowings.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.


EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil and gas produced by that Capco receives for its oil and gas is set by market forces beyond Capco's control. That uncertainty oil and gas prices makes it more difficult for a company like Capco to increase its oil and gas asset bases and become a significant participant in the oil and gas industry.


                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          The Greka lawsuit as previously disclosed has been settled.

Item 2.   Changes in Securities.
          None.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
Number    Description
-------   ------------
27        Financial Data Schedule  (filed herewith)

     (b) Reports on Form 8-K

          Current Report on Form 8-K dated July 19, 2000, which reported events under Item 4, Changes in Registrant's Certifying Accountants; and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

          Current Report on Form 8-K dated August 31, 2000, which reported events under Item 5, Other Events.

          Current Report on Form 8-K dated September 14, 2000, which reported events under Item 5, Other Events.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAPCO ENERGY, INC.


Dated: November 20, 2000        By: /s/ Dennis R. Staal
                                    -----------------------------
                                    Dennis R. Staal, Chief Financial and
                                    Accounting Officer