Form 10KSB
period 2000-12-31
CAPCO ENERGY INC
filed 2001-04-17
CIK 354767

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

              For the fiscal year ended DECEMBER 31, 2000

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

                          COMMON STOCK, $.001 PAR VALUE
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to have filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X      No

As of March 22, 2001,  19,088,634 shares of common stock were  outstanding.  The
aggregate   market  value  of  the  common  stock  of  the  Registrant  held  by nonaffiliates on that date was approximately $2,391,000.

State Issuer's unofficial revenues for its most recent fiscal year:$1,386,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

DOCUMENTS INCORPORATED BY REFERENCE: See pages 17 to 18.

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

Capco Energy, Inc. ("Capco" or the "Company"), with its mailing address at 2922 East Chapman, Suite 202, Orange, California 92869, telephone number (714)
288-8230, was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November, 1999 the Company changed its name to Capco. Capco was organized for the purpose of engaging in oil and gas exploration, development and production activities, as well as petroleum marketing, and high technology business development.

Effective December 31, 1999, Capco closed on the acquisition of 100% of Capco Resource Corporation ("CRC"), a corporation involved in oil and gas production. Based on the ownership of the respective companies at the time of this acquisition, it was determined that a change in control had occurred and accordingly, the transaction was considered a reverse acquisition for accounting purposes. The historical accounts of CRC are reflected in the financial statements for the period beginning with January 19, 1999, the inception date of CRC, at cost.

Prior to Capco acquiring CRC, CRC issued 5,250,000 shares of its common stock to acquire certain assets, and assumed certain liabilities from Capco Acquisub, Inc. ("Capcoacq"), a privately held company, which became the majority stockholder of CRC from the issuance of these shares.

Effective January 2000, the Company purchased 100% interest in Meteor Stores, Inc., a company involved in the operation of convenience stores, and sold 55% of its interest.

In February 2000, the Company completed its acquisition of 80% of the issued and outstanding common stock of Zelcom Industries, Inc. ("Zelcom"), a California corporation involved in Internet applications. In December 2000, the Company sold 56% of its equity interest in Zelcom.

In March 2000, the Company increased its investment in Capco Resources Ltd. ("CRL") to approximately 81.9% by the issuance of 11,867,558 shares of its Common Stock. From April 2000 through December 2000, the Company increased its equity position in CRL to 87.5% in exchange for issuing 1,019,592 Common Shares of the Company.

In August of 2000, the Company directed CRL to settle litigation with Greka Energy Corporation ("Greka") for which CRL sold 800,000 shares of Greka for a total of $4,700,000. CRL also retained 490,000 shares of Greka, which Greka registered on Form S-3.

In Ocotber 2000, the Company consummated a private placement with Chaparral Resources, Inc. by tendering $3,000,000 in cash for 1,600,000 restricted shares of Chaparral.

In October 2000, the Company acquired all of the outstanding shares of Capco Asset Management, Inc. ("CAM"), a wholly owned subsidiary of CRL by an exchange of 1,600,000 common shares of Chaparral.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

Capco is engaged in the business of producing and selling crude oil and natural gas in the United States and managing its investments.

PROPERTY ACQUISITION AND SALES

Capco attempts to acquire developed and undeveloped oil and gas properties through the acquisition of leases and other mineral interests or through the acquisition of companies.

Effective February 2000, the Company entered into a Purchase and Sale Agreement with Samson Lone Star Limited Partnership ("Seller") to acquire a 63% working interest in the Caplen Field, Galveston, Texas, for a purchase price of $600,000 including certain closing costs.

Effective December 30, 2000, the Company purchased from State Energy and Development Company, a 65% undivided working interest in the Kern Bluff Oil Field for a purchase price of $300,000. Under the agreement, the Company is obligated to drill a minimum of 5 wells, 4 of which shall be drilled for developmental purposes at 1000 feet, with the remaining 1 well drilled to a depth of 3300 feet.

EQUIPMENT, PRODUCTS AND RAW MATERIALS

Capco owns no drilling rigs and only drilled one well in the last several years. Capco's principal products are crude oil and natural gas. Crude oil and natural gas are sold to various purchasers including pipeline companies which service the areas in which Capco's producing wells are located. Capco's business is seasonal in nature, to the extent that weather conditions at certain times of the year may affect its access to oil and gas properties and the demand for natural gas.

The existence of commercial oil and gas reserves is essential to the ultimate realization of value from properties, and thus may be considered a raw material essential to Capco's business.

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside Capco's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other fuels, and the regulation of prices, production, transportation, and marketing by federal and state governmental authorities.

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

COMPETITION

The oil and gas business is highly competitive. Capco's competitors include major companies, independents and individual producers and operators. Many of Capco's numerous competitors throughout the country are larger and have substantially greater financial resources than Capco. Oil and gas, as a source of energy, must compete with other sources of energy such as coal, nuclear power, synthetic fuels and other forms of alternate energy. Domestic oil and gas must also compete with foreign sources of oil and gas, the supply and availability of which have at times depressed domestic prices. Capco has an insignificant competitive position in the oil and gas industry. The general economic conditions in the United States and specifically in the oil and gas industry during the past several years have intensified the search for capital necessary for participation in the oil and gas business. This shortage of capital has had the effect of curtailing the operations of many smaller independent companies with limited resources.

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

EMPLOYEES

Capco employs approximately 9 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.


ITEM 2.   PROPERTIES

OFFICE FACILITIES. Capco's principal offices are located at 2922 East Chapman Ave., Suite 202, Orange, California 92869.

OIL AND GAS PROPERTIES. Capco holds interests in producing oil and gas leaseholds as of December 31, 2000, as follows:

                    Producing Properties         Non-Producing Properties
                    --------------------         ------------------------
                    Gross           Net           Gross             Net
 State              Acres          Acres          Acres            Acres
 -----              ----           -----          -----            -----
Kansas              1,120           356           26,180           8,325
Alabama               320            88                -               -
Louisiana             640           160              280             280
California          1,330           502                -               -
New Mexico          1,800           270                -               -
Texas               1,550           821                -               -
Canada              4,350         1,087                -               -
     Total         11,110         3,284           26,460           8,605

Net acres represent the gross acres in a lease or leases multiplied by Capco's working interest in such lease or leases.

PROVED DEVELOPED AND PROVED UNDEVELOPED RESERVES. The following table sets forth the proved developed and proved undeveloped oil or gas reserves accumulated by Capco, for the year ended December 31, 2000, and for the periods ended December 31, 1999, and May 31, 1999. The reserve report at May 31, 1999, was prepared by management and reviewed by independent engineers.

                   December 31,2000   December 31, 1999    May 31,1999
                   ----------------     ------------      -------------
                     Oil      Gas       Oil      Gas      Oil       Gas
                    (Bbls)   (MCF)     (Bbls)   (MCF)    (Bbls)    (MCF)
Proved Developed
 Reserves:
  United States    449,017  414,094   587,807   281,871   1,275      -
  Canada             -       57,313      -         -        -        -
                   -------  -------   -------   -------   -----    ----
                   449,017  471,407   587,807   281,871   1,275      -
                   -------  -------   -------   -------   -----    ----
Proved Undevel-
 oped Reserves:
  United States    259,056  135,137      -         -        -        -
  Canada              -        -         -         -        -        -
                   -------  -------   -------   -------   -----    ----
                   259,056  135,137      -         -        -        -
                   -------  -------   -------   -------   -----    ----
Total Reserves
  United States    708,073  549,231   587,807   281,871   1,275      -
  Canada              -      57,313      -         -        -        -
                   -------  -------   -------   -------   -----    ----
                   708,073  636,544   587,807   281,871   1,275      -
                   -------  -------   -------   -------   -----    ----

No major discovery or other favorable or adverse event has occurred since December 31, 2000, which is believed to have caused a material change in the proved reserves of Capco.

RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the year ended December 31, 2000, and the fiscal periods ended December 31, 1999, and May 31, 1999:

                         December 31, 2000  December 31, 1999  May 31, 1999
                         -----------------  -----------------  ------------
      Oil (Bbls):
        United States       40,092             16,375            1,241
        Canada                -                  -                 -
      Gas (Mcf):
        United States       39,482             25,572              352
        Canada              15,440               -                  -

The following table sets forth the average sales price and production cost per unit of production for the year ended December 31, 2000, and the fiscal periods ended December 31, 1999, and May 31, 1999:

                                   December 31,    December 31,        May 31,
                                      2000             1999             1999
                                  -------------    ------------      ---------
     Average Sales Price:  Per
      Equivalent Barrel of Oil:
         United States              $27.44           $29.06           $11.59
         Canada                     $ 6.59              -                -

     Average Production (Lifting)
      Costs: Per Equivalent
      Barrel of Oil:
          United States             $11.58           $ 9.62           $ 9.78
          Canada                    $ 1.61              -                -

During the periods covered by the foregoing tables, Capco was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Capco acted as a producer.

PRODUCTIVE WELLS. The following table sets forth Capco's total gross and net productive oil and gas wells as of December 31, 2000:

PRODUCTIVE WELLS (1).
                            OIL                           GAS
                   ---------------------        ------------------------
 State             Gross(2)       Net(3)        Gross(2)          Net(3)
 -----             --------       ------        --------          ------
Alabama               -             -              2                .5
California            1             .6             -                 -
Kansas               29            6.0             -                 -
New Mexico            1             .2             -                 -
Texas                 6            3.2             -                 -
Canada                -             -             14               3.5

     Total           37           10.0            16               4.0

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

UNDEVELOPED PROPERTIES. Capco has no significant interest as of December 31, 2000 in undeveloped properties.

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

DRILLING ACTIVITY. Capco drilled one productive development well and no dry wells during the year ended December 31, 2000, and none in fiscal periods December 31, 1999, or May 31, 1999.

DELIVERY COMMITMENTS. Capco is not obligated to provide a fixed and determinable quantity of oil and gas in the future pursuant to existing contracts or agreements.


ITEM 3.  LEGAL PROCEEDINGS.

In August 2000, CRL entered into a settlement agreement with Greka Energy Corporation. Under the agreement, CRL sold 800,000 shares of Greka common stock to Greka. The closing of the sale of the shares occurred on October 30, 2000 and the litigation was dismissed.

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

       Quarter Ended              Bid High        Bid Low
       -------------              --------        -------
     March 31, 1999                No Bid          No Bid
     June 30, 1999                 No Bid          No Bid
     September 30, 1999            No Bid          No Bid
     December 31, 1999             No Bid          No Bid
     March 31, 2000                No Bid          No Bid
     June 30, 2000                 No Bid          No Bid
     September 30, 2000            $ 1.25          $ 0.56
     December  31, 2000            $ 1.00          $ 0.87

The number of record holders of Common Stock of Capco as of March 22, 2001, was approximately 635. Additional holders of Capco's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. No common stock dividends have been declared to date by Capco, nor does Capco anticipate declaring and paying common stock cash dividends in the foreseeable future.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's acquisition of CRC, CRL, CAM and its investments. Including synergies in the form of increased revenues, decreased expenses and avoiding expenses and expenditures that are expected to be realized by Capco as a result of the acquisitions, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues),future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Capco in light of past experience and perception of: historical trends, current conditions, expected future developments, and other factors that the management of Capco believes are appropriate under the circumstances. Capco cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

Significant factors that could prevent Capco from achieving its stated goals include: the failure by Capco to integrate the respective operations of Capco and its acquisitions or to achieve the synergies expected from the acquisitions, declines in the market prices for oil and gas, increase in refined product prices, and adverse changes in the regulatory environment affecting Capco. Capco or persons acting on its or their behalf should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. Capco undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had working capital of $6,989,279. This working capital is principally due to marketable securities offset with the acquisitions of property with short-term debt. Management believes this working capital is sufficient to meet its needs for operating cash flow for the next year. Management plans to sell some of its marketable securities to pay its liabilities.

Cash flows used in operations for the period ended December 31, 2000 were $903,774. Cash used during this period is principally due to the loss from operations of $1,063,167 and to increased activity of the Company.

Cash flows used in investing activities for the period ended December 31, 2000, were $91,582. This source is principally due to sales of marketable securities offset by the acquisition of oil and gas properties and marketable securities.

Cash flows provided by financing activities for the period ended December 31, 2000 were $1,344,157. This source is principally due to the sale of Common Stock and borrowings.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000

Capco's revenues from its oil and gas activities were $89,962 in 1999 and $1,386,080 in 2000. This increase in revenue is primarily due to production from properties acquired in late 1999 and 2000. Production costs increased from $20,155 in 1999 to $544,527 in 2000. This increase is related to the properties purchased. Selling, general and administrative costs were $431,360 in 1999 and $1,904,720 in 2000. This increase is related to increased activities. Total other expense was $45,869 in 1999 and $424,223 in 2000. This increase is principally due to increased interest expense due to borrowings.

Gain on sale of assets was $0 in 1999 and $5,719,368 in 2000. This increase is principally due to sale of marketable securities.

Equity loss in investments was $0 in 1999 and $1,435,994 in 2000. This increase is related to losses in the Company's equity investments in Meteor Stores, Inc., Zelcom Industries, Inc. and Meteor Industries, Inc.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at Pages F-1 through F-33 hereof.


ITEM 8.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last three years:

NAME:               POSITIONS:                   Period Served:
----                ---------                    -------------
Ilyas Chaudhary     Director, President, CEO     November 18,1999 to Present
Dennis R. Staal     Director, CFO                February 24,2000 to Present
Irwin Kaufman       Director                     November 18,1999 to Present
William J. Hickey   Director                     November 18,1999 to Present
Paul L. Hayes       Director                     July 19, 2000 to Present
Gene E. Hays        Secretary                    June  5, 2000 to Present

ILYAS CHAUDHARY - Mr. Chaudhary, 53, has been CEO, President and Director of the Company since November 1999. He was an officer and a director of Saba Petroleum Company,(now Greka Energy Corporation) a publicly held oil and gas company from 1985 until 1998. Mr. Chaudhary is a director of Meteor Industries, Inc. an S.E.C. reporting company. Mr. Chaudhary has 25 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.

DENNIS R. STAAL - Mr. Staal, 52, has over 25 years of experience in various capacities in the finance industry. He has been CFO and Director since February 2000. From 1970 through 1973, he was a CPA with Arthur Andersen & Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President of such company from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1986 to 1991, Mr. Staal was Director and Officer of Saba Petroleum Company. From 1993 to 2000 Mr. Staal was Chief Financial Officer of Meteor Industries, Inc. Mr. Staal received his Bachelor's degree in Business Administration from the University of Nebraska. Mr. Staal is a director of Meteor Industries, Inc. and Stansbury Holdings Corporation, both public reporting companies.

IRWIN KAUFMAN - Mr. Kaufman, 64, has been a director of the Company since November 1999. Mr. Kaufman is a financial consultant facilitating contacts with the investment community. Mr. Kaufman helps arrange financing for small and mid-sized companies and consults with management to enhance shareholder value. Mr. Kaufman has also been a principal consultant for Computer and Mathematics Education for the Sherman Fairchild Foundation. Mr. Kaufman provides consulting services to the Company on an as needed basis. Mr. Kaufman also serves as a director for Meteor Industries, Inc.

WILLIAM J. HICKEY - Mr. Hickey, 64, has been a director since November 1999. Prior to joining the Company, he was a director, secretary, and legal advisor to Saba Petroleum. Earlier, he was a Vice President, and General Counsel to Litton Industries Inc. and Consolidated Freightways Inc. In addition, he has been a Division Legal Counsel to General Electric Company. Mr. Hickey received his Doctorate in Law from Cornell University and attended the Harvard Business School's Executive Management Program.

PAUL L. HAYES - Mr. Hayes, 64, has been a director since July 2000. He has over twenty years experience in the securities industry. He has been an investment banker, analyst and research director. His undergraduate degree is a B.S. in Petroleum Engineering from Oklahoma University and his graduate degree is an M.B.A from Harvard University.

GENE E. HAYS, JD - Mr. Hays, 29, has served as the Secretary of the Company since July 2000 and works in the legal department where he maintains the Company's corporate records, SEC filings, contracts and relations with the Company's shareholders. Prior to joining Capco, Mr. Hays worked in civil law, both in the public interest and private sectors. From 1996 to 1998, Mr. Hays worked for the Fair Housing Council of Orange County as a mediator and law clerk. During the years 1998 and 2000, Mr. Hays worked for Hall, Rice & Associates, APC, on contract matters, and at the Law Offices of Steven Weinberger on both contract and tort matters. Mr. Hays obtained his Bachelor of Arts Degree in Government from the University of Redlands, his Juris Doctor Degree from Western State University College of Law. Mr. Hays is also a certified mediator.

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

The following table sets forth each executive officer of the Company, with his/her respective compensation arrangement.

                                            EXECUTIVE         OTHER
EXECUTIVE            SALARY        BONUS     EQUITIES        BENEFITS
---------            ------        -----    ---------        ---------
Ilyas Chaudhary    $200,000        None      200,000         Medical/Vehicle

Dennis Staal       $150,000        None      200,000         Medical

Gene E. Hays        $50,000        None       50,000         Medical


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of the Company's $.001 par value Common Stock owned beneficially, as of March 22, 2001, by any person, who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director of the Company, Nominee for Director, and by all Directors, Nominees for Director and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

NAME AND ADDRESS OF             AMOUNT OF BENEFICIAL              PERCENTAGE OF
BENEFICIAL OWNER                     OWNERSHIP                         CLASS
------------------              --------------------              ------------
Bushra Chaudhary (1)
10441 Villa del Cerro
Santa Ana, CA  92805                  3,165,079                        16.6%

Ilyas Chaudhary (2)
10441 Villa del Cerro
Santa Ana, CA  92805                  1,249,385                         6.5%

Danyal Chaudhary Foundation (3)
2922 E. Chapman Ave.
Suite #202
Orange, CA  92869                     5,375,500                        28.2%

Nova International Corporation
3834 Mira Loma Drive
Santa Maria, CA  93455                1,534,308                         8.0%

Faisal Chaudhary (4)
10441 Villa del Cerro
Santa Ana, CA  92805                  3,215,079                        16.8%

Dennis Staal
1975 Otero Lane
Littleton, CO 80122                     133,048                          .7%

NAME AND ADDRESS OF             AMOUNT OF BENEFICIAL              PERCENTAGE OF
BENEFICIAL OWNER                     OWNERSHIP                         CLASS
------------------              --------------------              ------------
William J. Hickey (6)
505 Saturmino Drive
Palm Springs, CA  92262                  17,958                          .1%

Paul L. Hayes Jr.
209 Middle Ridge Road
Stratton Mountain, VT  05155                  0                           0%

Irwin Kaufman
8224 Paseo Vista Drive
Las Vegas, NV  89128                     17,500                          .1%

Gene E. Hays
3603 W. 11th Street
Inglewood, CA  90303                          0                           0%

All Executive Officers
And Directors as a Group              1,417,891                         7.4%
(6 persons)

-----------
(1) Includes 3,171,079 restricted Common Shares held by Bushra Chaudhary, the wife of the CEO and Chairman of the Company, who claims no beneficial ownership of those shares.

(2) Consists of 31,100 controlled Common Shares held directly by Mr. Chaudhary and 1,218,285 shares of the Company held by Sedco, Inc., a private holding company of which Mr. Chaudhary is Chairman of the Board, Chief Executive Officer and beneficially owns 100% of Sedco, Inc. outstanding stock.

(3) Includes 5,375,500 Common Shares held by the Danyal Chaudhary Foundation, a California non-profit organization in which the trustees are Bushra Chaudhary, Faisal Chaudhary, and Ilyas Chaudhary, who claims no beneficial ownership of these shares.

(4) Represents 3,215,079 restricted Common Shares held by Faisal Chaudhary, the adult son of the CEO of the Company, who claims no beneficial ownership of those shares.

(5) Includes 17,958 restricted Common Shares held directly by Shirley C. Spear, the wife of Mr. William J. Hickey.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No Director or officer of Capco Energy, Inc., nominee for election as a Director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a Director or officer of any parent or subsidiary of Capco Energy, Inc., has had any transaction or series of transactions exceeding $60,000 during the Company's past two fiscal years, or has any presently proposed transactions to which Capco was or is a party, in which any of such persons had or is to have direct or indirect material interest, other than the following:

TRANSACTIONS INVOLVING THE COMPANY'S OFFICERS AND DIRECTORS

Capco, through one of its investments, currently controls approximately 32% of the Common Stock of METR. Ilyas Chaudhary, a CEO and Director of the Company, is a director of METR. Dennis Staal, CFO and a Director of the Company, is also a director of METR. Irwin Kaufman, a Director of the Company, is also a director of METR.

During the year ended December 31, 2000, the Company had several transactions with various companies controlled by its Chief Executive Officer and major shareholder ("affiliates"). The Company made cash advances in the total amount of $1,183,559 to affiliates, and received cash reimbursements in the total amount of $330,016 from affiliates. The Company paid expenses in the amount of $437,045 in behalf of affiliates, and was charged a total of $159,630 for expenses by affiliates. The investment by the Company in CRL resulted in the acquisition of affiliates' receivables and payables in the amounts of $328,942 and $533,044, respectively. The Company received 1,500,000 shares of Common Stock from affiliates in exchange for a reduction in affiliates' receivables in the amount of $1,395,000. At December 31, 2000, the Company owed $40,000 to affiliates.

The Company made cash advances in the total amount of $266,754 and charged expenses in the total amount of $79,458 to Meteor Stores, Inc. The Company received cash reimbursements from Meteor Stores, Inc. in the total amount of $180,000 and was charged for expense reimbursement in the total amount of $113,241 by Meteor Stores, Inc. At December 31, 2000, the Company was owed $54,441 by Meteor Stores, Inc.

The Company invested a total of $474,139 in Zelcom, consisting of cash advances, payment of expenses and allocation of corporate general and administrative expenses in connection with its equity investment in the company. The Company received 363,000 shares of Common Stock from its major shareholder in exchange for 56% of the Company's equity ownership in Zelcom.

In connection with the Company's acquisition of Meteor Stores, Inc. in January 2000, the Company incurred a note payable of $1,296,618 to Meteor Industries, Inc., a company in which the Company has 31.9% equity ownership. During the year 2000 the Company incurred interest expense in the amount of $120,266 as a result of this indebtedness.

The Company  borrowed an  additional  $271,195 from Meteor  Industries,  Inc. in
February  2000,  and  incurred   interest  expense  in  the  amount  of  $19,436
attributable to this indebtedness for the year 2000.


Period Ended December 31, 1999

During the period ended December 31, 1999, the Company had several transactions with various companies controlled by its Chief Executive Officer and major stockholder. Those transactions related to payables included the purchase of land, receivables, stock in subsidiaries and other miscellaneous items. Those transactions related to receivables included advances of cash and payments on behalf of those companies. At December 31, 1999, those companies owed $16,691 to the Company.



                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Documents filed as part of this Report:

     (1) The following Financial Statements are filed as part of this Report:

                                                                   Page
                                                                   ----
      Independent Auditors' Report, March 20,2001                  F-1

      Consolidated Balance Sheet, December 31, 2000                F-2 - F-3

      Consolidated Statements of Operations and Comprehensive
       Income for the year ended December 31, 2000 and the
       fiscal period ended December 31, 1999                       F-4

      Consolidated  Statements of Changes in  Stockholders'
       Equity for the year ended December 31, 2000 and the
       fiscal period ended December 31, 1999                       F-5 - F-6

      Consolidated Statements of Cash Flows for the year
       ended December 31, 2000 and the fiscal period ended
       December 31, 1999                                           F-7 - F-8

      Notes to Consolidated Financial Statements                   F-9 - F-29

      Supplemental Information About Oil and Gas Producing
       Activities (unaudited)                                      F-30 - F-33

EXHIBITS

Exhibit
Number          Description                           Location
-------   --------------------------   ------------------------------------
 2        Not applicable

 3.1      Articles of Incorporation    (incorporated by reference to
          and bylaws                   Exhibits 4 and 5, respectively,
                                       to Registration Statement
                                       No. 2-73529)

 3.2      Articles of Amendment        (incorporated by reference to
                                        the company's Form 10-K filed
                                        May 31, 1984)

 3.3      Articles of Amendment        (incorporated by reference to
                                        the company's Form 10-K filed
                                        May 31, 1985)

 3.4     Articles of Amendment        (incorporated by reference to
                                       the Company's Form 10-QSB filed
                                       January 19, 2000)

 4.      Instruments Defining the     (incorporated by reference to
          Rights of Security Holders,  Exhibits 4 and 5, respectively,
          Including Indentures         to Registration Statement
                                       No. 2-73529)

10.1     2000 Incentive Equity Plan   (incorporated by reference to the
                                       Company's definitive proxy statement
                                       filed December 2, 2000)

10.2     Stock Exchange Agreement     (incorporated by reference to the
          between the Company and      Company's Form 10-KSB for the year
          Sedco related to Capco       ended December 31, 1999, filed
          Resource Corporation         November 2, 2000)


10.3     Purchase Agreement related   (incorporated by reference to
          to Meteor Stores, Inc.       the Company's 10-KSB filed
                                       November 2, 2000)


10.4     Sale Agreement related to    (incorporated by reference to
          Meteor Stores, Inc.          the Company's 10-KSB filed
                                       November 2, 2000)

10.5     Amended sale  agreement       Filed  herewith  electronically
         related to Meteor Stores, Inc.

10.6     Stock exchange agreement      Filed herewith electronically
          between the Company, CAM
            and shareholder of CAM

Exhibit
Number          Description                           Location
-------   --------------------------   ------------------------------------
10.7     Stock purchase agreement      Filed herewith electronically
          between Faisal Chaudhary
          and the Company


16.1     Letter on Change of          (incorporated by reference to
          Accountants                  the company's Form 8-K filed
                                       July 28, 2000)

16.2     Letter on Change of          (incorporated by reference to the
          Accountants                  Company's Form 8-K filed October 20,
                                       2000)

21.      List of Subsidiaries          Filed herewith electronically

23.1     Consent of Stonefield         To be filed by amendment
          Josephson, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPCO ENERGY, INC.

                                         /s/ Ilyas Chaudhary
Dated: April 11, 2001              By  ----------------------
                                       Ilyas Chaudhary, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                         /s/ Ilyas Chaudhary
Dated: April 11, 2001              By  -----------------------
                                       Ilyas Chaudhary, President
                                        and Director


                                        /s/ Dennis R. Staal
Dated: April 11, 2001              By  ------------------------
                                       Dennis R. Staal, Chief Financial
                                        Officer and Director


                                        /s/ Irwin Kaufman
Dated: April 11, 2001              By  ----------------------------
                                       Irwin Kaufman, Director


                                       /s/ Paul Hayes, Jr.
Dated: April 11, 2001              By  ----------------------------
                                       Paul Hayes, Jr., Director


                                       /s/ William J. Hickey
Dated: April 11, 2001              By  ----------------------------
                                       William J. Hickey, Director

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Capco Energy, Inc.
Orange, California

We have audited the consolidated balance sheet of Capco Energy, Inc. (a Colorado corporation) and subsidiaries, as of December 31, 2000 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the period from January 19, 1999 (inception) to December 31, 1999, and for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capco Energy, Inc. and subsidiaries, as of December 31, 2000, and the results of their consolidated operations and their consolidated cash flows for the period from January 19, 1999 (inception) to December 31, 1999, and for the year ended December 31, 2000, in conformity with generally accepted accounting principles.





/s/ Stonefield Josephson, Inc.
Stonefield Josephson, Inc.


Santa Monica, California
March 20, 2001

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS


       Current Assets:
         Cash                                       $    413,484
         Investments in Equity Securities-
           marketable securities                      13,005,320
         Accounts Receivable                             307,494
         Accounts Receivable, related parties             54,441
         Deferred Tax Asset                            2,467,000
                                                     -----------
            Total Current Assets                      16,247,739


       Property and Equipment, net                     3,740,477

       Other Assets:
         Investments in Equity Securities-
           equity method                               1,997,699
         Other Assets                                      6,108
                                                     -----------

       Total Assets                                 $ 21,992,023
                                                     ===========













See accompanying independent auditors' report and notes to the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY



       Current Liabilities:
         Accounts Payable and accrued expenses       $ 1,512,027
         Current Maturities, long term debt            5,239,433
         Accounts Payable, related parties                40,000
         Deferred Tax Liability                        2,467,000
                                                     -----------
            Total Current Liabilities                  9,258,460


       Long Term Debt, less current maturities            55,753

       Minority Interest in Consolidated
         Subsidiary                                      712,047

       Commitments and Contingencies (Note 7)               -


       Stockholders' Equity:
         Preferred Stock, $1.00 par value;
           authorized 10,000,000 shares;
           292,947 shares issued and outstanding         292,947
         Common Stock, $0.001 par value;
           authorized 150,000,000 shares;
           19,860,068 shares issued and outstanding       19,860
         Additional Paid-In Capital                    1,335,542
         Cumulative Foreign Currency
           Translation Adjustment                            892
         Cumulative Unrecognized Gains                 8,518,655
         Retained Earnings                             1,797,867
                                                     -----------
            Total Stockholders' Equity                11,965,763
                                                     -----------

       Total Liabilities and Stockholders' Equity   $ 21,992,023
                                                     ===========





See accompanying independent auditors' report and notes to the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
      For the Period from January 19, 1999 (Inception) to December 31, 1999 and for the year ended December 31, 2000


                                                  2000              1999
                                              -----------       -----------
   Sales                                    $   1,386,080    $      89,962
   Cost of Sales                                  544,527           20,155
                                              -----------       -----------
      Gross Profit                                841,553           69,807

   Selling, General and Administrative
     Expenses                                   1,904,720          431,360
                                              -----------      -----------
      Loss from Operations                     (1,063,167)        (361,553)

   Other Income (Expense)
     Interest Income                               45,693              573
     Interest Expense                          (  469,916)         (46,443)
     Gain on Sale of Real Estate                  115,603                -
     Gains on Sales of Investments-
       marketable securities                    5,926,153                -
     Losses on Sales of Investments-equity
       method                                  (  322,388)               -
     Equity Loss from Operations of
       Investments                             (1,435,994)               -
                                               -----------      -----------
      Income (Loss) before Taxes and
        Minority Interest in Income             2,795,984         (407,423)

  Provision for income taxes                            -                -
  Less: Minority Interest in Income
    of Consolidated Subsidiary                    590,694                -
                                              -----------      -----------
  Net Income (Loss)                             2,205,290         (407,423)

  Other Comprehensive Income-net of tax
    Foreign Currency Translation Adjustment           892                -
    Unrecognized Gains from Investments-
      Marketable Securities                       319,065                -
                                              -----------      -----------
  Comprehensive Income (Loss)                $  2,525,247     $   (407,423)
                                              ===========      ===========
  Income (Loss) per share
    Basic and Diluted                        $        .12     $     (0.07)
                                              ===========      ===========
   Weighted Average Shares Outstanding
    Basic and Diluted                          18,429,208        5,745,732
                                              ===========      ===========

See accompanying independent auditors' report and notes to the consolidated financial statements.

                                         CAPCO ENERGY, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity
                        For the Period from January 19, 1999 (inception) to December 31, 1999 and for the Year Ended December 31, 2000

                                                                                                    Accumulated
                   Preferred Stock     Common Stock        Additional   Cumulative    Cumulative      Deficit/
                   ---------------    ---------------       Paid-In     Translation  Unrecognized     Retained
                   Shares   Amount    Shares     Amount     Capital     Adjustment      Gains         Earnings        Total
                  -------  --------  ----------  -------   ----------   ----------   ----------    ---------      -----------
Balance, January        -  $    -         -      $     -   $       -    $        -   $        -    $        -     $         -
 19, 1999

Shares issued
in exchange
for property
and investment          -        -    5,250,000    5,250      363,468            -            -             -         368,718

Shares issued
in exchange for
relief of
liability               -        -      717,500      717      409,283            -            -             -         410,000

Net proceeds
from issuance
of common stock         -        -      997,500      998      561,608            -            -             -         562,606

Shares issued
in exchange
for reverse
acquisition       292,947   292,947   1,357,030    1,357      687,226            -            -             -         981,530

Related parties
accounts
receivable              -        -            -        -     (689,193)           -            -             -        (689,193)

Net loss                                                                                             (407,423)       (407,423)
                  -------  --------  ----------  -------   ----------   ----------   ----------    ---------      -----------
Balance           292,947   292,947   8,322,030    8,322    1,332,392                                (407,423)      1,226,238
December 31, 1999

Shares issued
for investment
in subsididary          -        -   12,887,150   12,887    1,310,312            -    8,199,590             -       9,522,789

Shares issued
for investment
in affiliate            -        -      200,000      200      185,800            -            -             -         186,000

Issuance of
common stock            -        -      560,250      560      524,440            -            -             -         525,000

(continued on following page)

                                         CAPCO ENERGY, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity
                        For the Period from January 19, 1999 (inception) to December 31, 1999 and for the Year Ended December 31, 2000

                                                                                                    Accumulated
                   Preferred Stock     Common Stock        Additional   Cumulative    Cumulative      Deficit/
                   ---------------    ---------------       Paid-In     Translation  Unrecognized     Retained
                   Shares   Amount    Shares     Amount     Capital     Adjustment      Gains         Earnings        Total
                  -------  --------  ----------  -------   ----------   ----------   ----------    ---------      -----------
Issuance and
exercise of options     -        -       92,500       93       92,407            -            -             -          92,500

Shares issued
in exchange
for services            -        -      343,950      344      197,906            -            -             -         198,250

Cancellation of
shares purchased
with cash               -        -     (268,834)    (269)    (249,731)           -            -             -        (250,000)

Cancellation of
shares received in
exchange for property
and investments         -        -   (2,276,978)  (2,277)  (2,069,301)           -            -             -      (2,071,578)

Cumulative
translation
adjustment              -        -            -        -            -          892            -             -             892

Cumulative
unrecognized
gains                   -        -            -        -            -            -      319,065             -         319,065

Warrants issued         -        -            -        -       11,317            -            -                        11,317

Net income                                                                                          2,205,290       2,205,290

Balance December  -------  --------  ----------  -------   ----------   ----------   ----------    ----------     -----------
31, 2000          292,947  $292,947  19,860,068  $19,860   $1,335,542   $      892   $8,518,655    $1,797,867     $11,965,763
                  -------  --------  ----------  -------   ----------   ----------   ----------    ---------      -----------



See accompanying independent auditors' report and notes to the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Period from January 19, 1999 (inception) to December 31, 1999 and for the Year Ended December 31, 2000

                                                        2000             1999
                                                    -----------    ------------
   Cash Flows From Operating Activities:
     Net Income (Loss)                              $ 2,205,290    $   (407,423)
     Adjustments to reconcile net income (loss)
      to net cash used in operating activities
        Depreciation, depletion and amortization        381,638          25,475
        Gain on sale of real estate                  (  115,603)              -
        Gain on sales of investments-marketable
          securities                                 (5,926,153)              -
        Loss on sale of investments-equity method       322,388               -
        Equity loss from operations of investments    1,435,994               -
        Minority interest in income of
          consolidated subsidiary                       590,694               -
        Stock issued for services rendered              187,067               -
        Increase in deferred tax asset               (2,467,000)              -
        Increase in deferred tax liability            2,467,000               -
      Changes in assets and liabilities:
       Increase (decrease) in assets:
        Accounts receivable                            (234,763)        (73,624)
        Other assets                                     (3,200)        (21,228)
       Increase (decrease) in liabilities:
        Accounts payable and accrued expenses           252,874         129,322
                                                    -----------    ------------
   Net cash used in operating activities               (903,774)       (347,478)
                                                    -----------    ------------
   Cash Flows From Investing Activities:
     Cash acquired with acquisition of subsidiary         4,264          72,210
     Net (advances) repayments with related parties    (800,273)        262,741
     Cash proceeds from sale of property                428,490               -
     Purchase of property and equipment              (1,403,502)     (1,582,046)
     Sale of marketable securities                    6,735,526               -
     Purchase of marketable securities               (4,333,201)              -
     Investments in equity securities-
       equity method                                 (  724,139)              -
     Other                                                1,253      (    4,112)
                                                    -----------    ------------
   Net cash used in investing activities                (91,582)     (1,251,207)
                                                    -----------    ------------
   Cash Flows From Financing Activities:
     Proceeds from long-term debt                     4,370,441       1,554,129
     Payment on long term debt                       (3,416,284)       (453,367)
     Sale of Common Stock and exercise of options       640,000         562,606
     Purchase and cancellation of Common Stock         (250,000)              -
                                                    -----------    ------------
   Net cash provided by financing activities          1,344,157       1,663,368
                                                    -----------    ------------
   Net Increase in Cash                                 348,801          64,683

   Cash, Beginning of Period                             64,683               -
                                                    -----------    ------------
   Cash, End of Period                              $   413,484    $     64,683
                                                    ===========    ============
                             Continued on Next Page

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Period from January 19, 1999 (inception) to December 31, 1999 and for the Year Ended December 31, 2000

                                                        2000             1999
                                                     ----------       ----------

Supplemental disclosure of cash flow information:

Interest paid                                        $   324,569    $     45,582
                                                      ==========      ==========
Taxes paid                                           $         -    $          -
                                                      ==========      ==========

Supplemental disclosure of non-cash financing and investing activities:

Conversion of notes receivable to marketable
  securities                                         $   794,431
                                                       =========

Long-term debt reduced for property sold             $   200,000
                                                       =========

Long-term debt issued in connection with acquisition $ 1,296,618
                                                       =========

Long-term debt assumed and receivables reduced
  in connection with acquisition, net of cash
  acquired                                           $ 1,084,441
                                                       =========

Common Stock retired in exchange for receivables     $ 1,395,000
                                                       =========

Common Stock issued for investment in affiliate
  (see Note 2)                                       $   186,000
                                                       =========

Common Stock retired in exchange for reduction
  of investment in affiliated companies              $   676,587
                                                       =========

Common Stock issued in exchange for net assets
  acquired (see Note 2)                              $ 9,522,789    $    368,718
                                                       =========     ===========
Common Stock issued for relief of liability                         $    410,000
                                                                     ===========
Note payable issued in exchange for automobile                      $     18,079
                                                                     ===========
Common Stock issued for investment in subsidiary
  (see note 2):                                                     $     91,530
                                                                     ===========

See accompanying independent auditors' report and notes to the consolidated Financial Statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc.("Capco" or the "Company")is an independent energy company engaged primarily in the acquisition, development, production for and the sale of oil, gas and natural gas liquids. Capco treats all operations as one segment of business. The Company's production activities are located in the United States and Canada. Foreign operations are not significant to either consolidated financial position or consolidated results of operations. The principal executive offices of the Company are located at 2922 East Chapman Avenue, Suite 202, Orange, California. The Company was incorporated as Alfa Resources, Inc., a Colorado corporation, on January 6, 1981. In November 1999, the Company amended it articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. Accordingly, all references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION OF SALES AND PRODUCTS

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales' volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (Supplemental Oil and Gas Disclosures).

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

INVESTMENT IN EQUITY SECURITIES

For equity securities that the Company i) does not exercise control in the investee and ii) expects to divest within a short period of time, the Company accounts for the investment under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No.115, "Accounting for Certain Investments in Debt and Equity Securities". For equity investments that the Company i) exercises control in the investee and ii) expects to hold for long term investment, the Company accounts for the investment under the provisions of Accounting Principles Board Opinion ("APB") No.18 "The Equity Method of Accounting for Investments in Common Stock".

In accordance with FASB No. 115, equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are bought and held principally for the purpose of selling in the near term (thus held for only a short period of time) are classified as trading securities and all other securities are classified as available-for-sale. Trading and available-for-sale securities are measured at fair value in the balance sheet. For trading securities any realized gains or losses and any unrealized holding gains and losses are reported in the statement of operations. For available-for-sale securities any realized gains and losses are reported in the statement of operations and any unrealized holding gains and losses are reported as a separate component of stockholders' equity until realized.

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

In accordance with the full cost method of accounting, future development, site restoration and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's capitalized oil and gas property costs are amortized.

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

DEPRECIATION AND DEPLETION

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2000, the Company conducts oil production operations in the United States and Canada. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2000.

At the end of each reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Limitation").

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

Depreciation for non-oil and gas properties is recorded on the straight-line method at rates based on estimated useful lives ranging from three to five years of the assets.

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

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is Based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradeability. Stock option awards are valued using the Black-Scholes option-pricing model.

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

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000, the Company has other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classified as available-for-sale. As of December 31, 1999, the Company had no items that represented comprehensive income.

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding at December 31, 2000 and 1999 would have increased for 1,400,000 and 200,000 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

2. BUSINESS COMBINATION, ACQUISITION AND DIVESTITURES:

In December 1999, Capco issued or committed to issue 6,965,000 shares of common stock to acquire all of the issued and outstanding shares of CRC.

     A. As a result of this transaction, the former stockholders of CRC acquired or exercised control over a majority of Capco's common stock. Accordingly, the transaction has been treated for accounting purposes as a reverse Acquisition with CRC as the accounting acquirer, and, therefore, these financial statements represent a continuation of the legal subsidiary, CRC, not Capco, the legal parent. In accounting for this transaction:

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

     B. Prior to Capco acquiring CRC, CRC issued 5,250,000 shares of its common stock to acquire certain assets and assumed certain liabilities from Capco Acquisub, Inc. "Capcoacq"), a privately held company, which became the majority stockholder of CRC as a result of the issuance of these shares. Due to the fact that the assets and liabilities have been acquired from a related party, the assets and liabilities have been recorded at their historical costs of $1,029,080 less assumed liabilities of $660,362 for net assets of $368,718, as follows:

          (i) working interests in oil and gas property located in Lamar County, Alabama, at a historical cost of $377,928;

          (ii) title to 25 acres of undeveloped land, held for speculative purposes, located in Santa Maria County, California, at a historical cost of $301,610 and assumed a promissory note collateralized by land in the amount of $226,481;

          (iii) title to 160 acres of undeveloped land help for speculative purposes, located in Calgary, Canada, at a historical cost of $211,000 and assumed a liability collateralized by land in the amount of $433,881;

          (iv) a 9.9% interest, or 927,821 shares of common stock, in Capco Resources Ltd. ("CRL") a Canadian publicly held company, at a historical cost of $138,542.

     C. The Company had the following acquisitions and divestments during the year ended December 31, 2000:

In January 2000, the Company acquired a 100% interest in Meteor Stores, Inc. ("MSI") for $1,546,618, consisting of $250,000 and a note payable in the amount of $1,296,618, which is collateralized by 100% of the issued and outstanding common stock of MSI and 210,000 shares of Meteor Industries, Inc. held by the Company.

MSI is involved in petroleum distribution through convenience stores. In September 2000, as amended in December 2000 with an effective date of January 1, 2000, the Company sold 55% of its interest in MSI to an unrelated third party, who was and is the President of MSI, for consideration of $394,000, consisting of $55,000 in cash and 413,978 shares of the Company's Common Stock held by the purchaser. Effective as of the date of such transaction the Company cancelled the shares. The Company accounts for this investment under the equity method of accounting.

In February 2000, the Company completed its acquisition of an 80% interest of the issued and outstanding common stock of Zelcom Industries, Inc., a company involved in Internet applications. The Company accounts for the investment under the equity method of accounting, as the Company reduced its ownership to 35% in December 2000 by selling 56% of its ownership to Sedco, Inc., a private company owned by the Company's Chief Executive Officer, in exchange for 363,000 shares of the Company's Common Stock. Effective as of the date of such transaction the Company cancelled the shares.

In March 2000,the Company purchased a proven oil and gas property in Texas for cash consideration of $618,000 from an unrelated third party.

In March 2000, the Company increased its investment in CRL from approximately 9.9% with a cost of $142,654 to approximately 81.9% by the issuance of 11,867,558 shares of its Common Stock and the assumption of indebtedness in the amount of $1,088,705 for 6,548,029 shares of CRL, which were acquired from a majority stockholder of the Company. Therefore, the transaction has been accounted for at the net book value of CRL. The shares issued were valued at $7,701,497, which was determined at the net book value of CRL of $10,732,847, less the 18.1% of minority interest of $1,942,645, and the assumed debt of $1,088,705. During the period from July 2000 to December 31, 2000, the Company issued an additional 1,019,592 shares of its Common Stock to stockholders of CRL in exchange for 509,796 shares of CRL's common stock, increasing its equity ownership of CRL to 87.5%. The shares issued were valued at $616,145, which approximated the net book value of the shares purchased from the minority holders, resulting in an increase to stockholders' equity and a corresponding decrease in minority interest of $616,145.

At March 31, 2000, CRL was a holding company with a wholly-owned subsidiary, Capco Asset Management ("CAM"), which had investments in publicly traded companies, as follows: i) 1,290,000 shares of common stock, or approximately 30% interest, of Greka Energy Corporation ("Greka"), which is in the business of oil and gas production principally in the United States, ii) 1,238,550 shares of common stock, or approximately 33% interest, of Meteor Industries, Inc.("Industries"), which is in the business of petroleum marketing in the United States, and iii) convertible notes receivable issued by Chaparral Resources, Inc.("Chaparral"), which is in the business of oil and gas production in Kazakhstan. In September 2000, the notes receivable including accrued interest were converted into 427,113 shares of common stock of Chaparral. The investment in CRL is accounted for on a consolidated basis and the Company's consolidated statements of operation and cash flow include CRL's results of operations and cash flow from the date of the increased investment, April 1,2000.

In October 2000, the Company acquired an additional 1,612,903 shares of Chaparral's Common Stock for $3,000,000. The Chaparral shares were transferred to CRL as the Company's consideration for the purchase of CRL's wholly owned subsidiary CAM. At the date of the transaction, the consolidated net book value of CRL, which included CAM and unrecognized gains on marketable securities in the amount of $8,199,590, was greater than the net book value of CRL following receipt by CRL of the Chaparral commmon stock. The minority interest in CRL decreased as a result of this transaction.

This decrease in the CRL minority stockholders' interest in the amount of $1,205,147 has been accounted for as an addition to the Company's purchase price for CRL, resulting in an increase to stockholders' equity and a corresponding decrease in minority interest in the consolidated financial statements.

The net assets and purchase price of CRL consisted of the following:

        Cash                                                $      4,264
        Marketable securities                                  8,302,900
        Accounts and notes receivable                          1,169,253
        Oil and gas properties                                   117,595
        Investment in closely held business                    2,439,992
        Accounts payable and accrued expenses                (   502,907)
        Long term debt                                       (   798,250)
                                                              ----------
        Net assets                                            10,732,847
        Minority interest                                    ( 1,942,645)
                                                              ----------
        Net assets acquired                                    8,790,202
        Additional liabilities assumed
          in connection with investment                      ( 1,088,705)
        Minority interests acquired by
          exchange of shares                                     616,145
        Exchange of Chaparral common stock
          for minority interest in CAM                         1,205,147
                                                              ----------
        Cost of investment                                  $  9,522,789
                                                              ==========

In July 2000, effective January 1, 2000, CRC assigned 50% of its interest in proved property located in Kansas to five unrelated parties for interests in oil and gas producing properties in New Mexico. No gain or loss was recognized as a result of this transaction as it represented a transfer of working interest within the full cost pool.

In December 2000, the Company purchased a proven oil and gas property in California for cash consideration of $300,000 from an unrelated third party.


3. INVESTMENTS IN EQUITY SECURITIES-MARKETABLE SECURITIES

As of December 31, 2000, the Company had marketable securities in common stock of $13,005,320, which consisted of approximately $22,000 classified as trading and $12,983,320 classified as available-for-sale. The common stock available-for-sale had an aggregate fair market value of $12,983,320 with aggregate unrealized holding gains of $8,518,655, reflected as cumulative unrecognized gains in the statements of stockholders' equity, for a cost basis of $4,464,665. At December 31, 2000, marketable securities with a carrying value of $5,675,511 collateralized a portion of the Company's long-term debt (see Note
6).


4. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of December 31, 2000:

         Producing oil and gas property                      $ 3,730,314
         Undeveloped oil and gas property                        207,785
         Real estate                                             214,121
         Automobiles                                              19,579
         Furniture and fixtures                                   31,737
                                                               ---------
          Total                                                4,203,536
         Less accumulated depreciation and depletion             463,059
                                                               ---------
          Total                                              $ 3,740,477
                                                               =========

At December 31, 2000, producing oil and gas property, real estate and automobiles collateralized a portion of the Company's long term debt (see Note
6).

Depreciation and depletion expense totaled $363,319 and $25,475 for the year ended December 31, 2000, and for the period from January 19, 1999 (inception) through December 31, 1999, respectively.

5. INVESTMENTS IN EQUITY SECURITIES-EQUITY METHOD

The Company owns 1,139,000 shares (approximately 31.9%) of common stock of Meteor Industries, Inc. ("Meteor"), a Nasdaq listed company, resulting from its acquisition of CAM. The investment of $1,997,700 is accounted for using the equity method of accounting. The Company's underlying equity in net assets as reported by Meteor at December 31, 2000, was $2,133,000.

The difference between the Company's reported equity and Meteor's underlying equity is due principally to the accounting treatment given to CAM's original investment in Meteor that was accomplished by an exchange of assets between CAM and its major stockholder. The Company's basis in the transferred assets became the basis in the Meteor common stock, which was less than Meteor's underlying equity. At December 31, 2000, the closing price of Meteor common stock was $4.125, resulting in an aggregate market value for the Company's investment of $4,698,000.

At December 31, 2000, 757,000 shares of the Company's holdings in Meteor collateralized long term debt (see Note 6).

The Company owns a 45% equity interest in Meteor Stores, Inc. ("Stores"), a private company that operates convenience stores in New Mexico and Colorado. The investment is accounted for using the equity method of accounting. At December 31, 2000, the Company's reported equity in Stores was $-0-, due to operating losses sustained during the year. The Company's equity loss for Stores was limited to the remaining basis in the Company's investment in the company following its divestiture of 55% equity interest, effective January 1, 2000.

The Company owns a 35% equity interest in Zelcom Industries, Inc. ("Zelcom"), a private company involved in Internet applications. The Company acquired an 80% interest in Zelcom in the first quarter of the year 2000 by the issuance of 200,000 shares of Common Stock and a working capital commitment to fund Zelcom's operations during the year. Such fundings amounted to $474,139 for the year 2000 and were accounted for as additional capital investments by the Company. In
December 2000, the Company sold a portion of its equity holdings in Zelcom, reducing its ownership to 35%. Sales consideration in the amount of $337,578 consisted of the receipt of 363,000 shares of the Company's Common Stock that were retired, resulting in a reported gain on the sale in the amount of $223,716. In addition, the Company recorded an impairment loss in the amount of $89,463. The investment was accounted for using the equity method during the entire year 2000, as the Company's intent was to reduce its ownership before the end of the year. At December 31, 2000, the Company's reported equity in Zelcom was $-0-, due to operating losses sustained during the year, the reduction in ownership and the impairment adjustment.

Following is a summary of the Company's investments at December 31, 2000, and operations for the year then ended, that are reported using the equity method of accounting:
                                    Meteor          Meteor           Zelcom
                               Industries, Inc.  Stores, Inc.   Industries, Inc.
                               ----------------  ------------   ----------------
As reported by the Company
Carrying value                  $  1,997,699     $     -0-         $    -0-

Equity losses for the year
  2000                          $  ( 283,202)    $ (  695,978)     $ ( 456,814)


As reported by the Investee
Total assets                    $ 45,155,000     $  2,690,122      $    38,174

Total liabilities               $ 37,731,000     $  2,906,874      $   135,053

Stockholders' equity (deficit)  $  7,424,000     $ (  216,752)     $ (  96,879)

Net (loss)                      $  ( 949,000)    $ (1,763,369)     $ ( 571,018)


6. LONG TERM DEBT

Long term debt consisted of the following as of December 31, 2000:

Note payable,  collateralized by purchased property,  interest at
10% per annum, due in monthly  installments of interest only of
$8,333.  The note  matured on November 30, 2000, and was not
repaid (see Note 14).                                                $ 1,000,000

Note payable-related  party, collateralized by securities owned by the Company, interest at 9.25% per annum, due in monthly
installments of interest only during calendar  year  2000, and principal and interest (based  on  a  ten  year amortization)
beginning in January 2001, with the unpaid principal due on
December 31, 2001 (see Note 14).                                       1,296,620

Note payable-related party, unsecured, interest at 8% per annum, due in monthly installments of principal and interest. The note
matures in January 2001 (see Note 14).                                   271,195

Note payable to a bank, collateralized by real estate, common stock of CRL owned by the  Company and the personal guaranty of the
Company's Chief Executive Officer, interest at Canadian prime plus 1.5% (9.0% at December 31, 2000),  due in monthly installments
of principal and interest of $7,000.                                     421,167

Notes payable to an individual, collateralized by purchased
property and the personal guaranty of the Company's Chief Executive
Officer,  interest at 12% per annum, due in quarterly  installments of interest only of $9,000. The notes matured on December  31, 2000,
and were repaid in February  2001 (see Note 14).                         300,000

Notes  payable  to  individuals, unsecured, interest at 9% per annum  plus an incremental  interest rate of 1% for every $1 that
West Texas  Intermediate Crude exceeds $21 per barrel payable quarterly, convertible into common stock of the Company at the option of the holder at a conversion price of $1.50, with the
unpaid principal due in May 2003.                                         50,000

Notes payable to securities  firms, collateralized by securities owned by the Company, interest ranging from 8.1% to 10.25% per
annum, payable monthly.                                                1,944,506

Note payable secured by the purchased automobile, interest
at 0.9% per annum, due in monthly installments of principal
and interest of $502 through November 2002.                               11,698
                                                                      ----------
Total debt                                                             5,295,186

Less current maturities                                                5,239,433
                                                                      ----------
Long term debt                                                        $   55,753
                                                                      ==========

The following is a summary of the principal amounts payable over the next five years:

                  Year ending December 31,
                             2001                             $ 5,239,433
                             2002                                   5,753
                             2003                                  50,000
                             2004                                       -
                             2005                                       -
                                                               ----------
                                                              $ 5,295,186
                                                              ===========

Interest expense for all corporate borrowings totaled $469,916 and $46,443 for the year ended December 31, 2000,and for the period January 19,1999 (inception) to December 31, 1999, respectively.

7. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

Capco, as owner and operator of oil and gas properties, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata.

Capco maintains insurance coverage that it believes is customary in the industry, although it is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of December 31, 2000, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

OPERATING LEASES

The Company leases its office facilities and equipment under operating leases expiring through August 2001. As of December 31, 2000, future minimum rental payments required under the operating leases are as follows:

                  Year ending December 31,
                                  2001                    $  46,003
                                  2002                        2,426
                                  2003                        2,426
                                  2004                        2,426
                                  2005                        1,617
                                                            -------
                                                          $  54,898
                                                            =======

Rental expense totaled $71,455 and $23,140 for the year ended December 31, 2000, and for the period from January 19, 1999 (inception) to December 31, 1999, respectively.

8. EQUITY

PREFERRED STOCK

The Series A Preferred Stock issued by Capco, the legal acquiror, on February 28, 1991, has a par value and liquidation value of $1.00 per share, a cumulative 5% dividend and is redeemable by Capco at 110% of par value. Dividends of $28,934 had been declared as of December 31, 2000, of which $2,261 has been paid and the balance is included in accounts payable and accrued expenses. Unpaid and undeclared dividends amount to $114,734 at December 31, 2000.

COMMON STOCK

For the period from January 19, 1999 (inception), to December 31, 1999, the Company had the following significant equity transactions:

Issued 3,500,000 shares for the acquisition of 927,821 share of common stock of a publicly traded company (see Notes 2B, 4 and 10). The shares were issued to a company that became the majority stockholder of the Company subsequent to this transaction. Since the transaction was with a majority stockholder, the investment was recorded at the stockholder's original costs basis of $138,542.

Issued 1,750,000 shares for the acquisition of oil and gas producing properties and land. The shares were issued to a company that became the majority stockholder of the company subsequent to this transaction. Since the transaction was with a majority stockholder, the investment was recorded at the stockholder's original costs basis of $664,057, less assumed liabilities of $660,362.

Issued 997,500 shares at $0.56 per share for net cash proceeds of $562,606 in a private placement.

Issued 717,500 shares at $0.57 per share in exchange for relief of liability of $410,000.

The Company advanced $689,193 to a corporation controlled by the majority stockholder. The intent of the Company and the stockholder is for the stockholder to relinquish a certain number of shares of Common Stock to offset the advances. Therefore, the advances have been treated as a reduction from stockholders' equity. In the year 2000, the stockholder tendered shares of Common Stock in exchange for this balance.

For the year ended December 31, 2000, the Company had the following significant equity transactions:

Issued 560,250 shares at $0.94 per share for net cash proceeds of $525,000 in a private placement.

Issued 11,609,600 shares for the acquisition of 6,419,050 shares of common stock of CRL. As the transaction was with the Company's majority stockholder, the investment was recorded at the basis of the net assets acquired (see Note 2).

Issued 1,277,550 shares for the acquisition of an additional 638,775 shares of common stock of CRL (see Note 2).

Issued 200,000 shares at $0.93 per share, the fair market value of the Company's Common Stock on the date of issuance, in exchange for 80% equity interest in Zelcom.

Issued 343,950 shares at an average price of $0.58 per share, the fair market value of the Company's Common Stock on the date of issuance, for compensation to employees and consultants.

Issued 92,500 shares at $1.00 upon the exercise of options.

Acquired 268,834 shares of the Company's Common Stock for cancellation at $0.93 per share from a shareholder of the Company in exchange for cash consideration of $250,000.

Acquired 2,276,978 shares for cancellation at an average price of $0.91 per share in consideration for the sale of interests in equity investments and receivables (see Notes 2 and 10).

STOCK OPTIONS

The Company has a Stock Option Plan providing for the issuance of incentive stock options and non-qualified stock options to the Company's key employees. Incentive stock options may be granted at prices not less than 100% of the fair market value at the date of the grant. Non-qualified stock options may be granted at prices not less than 75% of the fair market value at the date of the grant.

The Company's common stock options were granted at exercise prices equal to, or in excess of, market prices on the grant dates, and therefore no compensation cost was recognized. The options were granted with maximum terms between one and five years.

A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999 is presented below:

                                      2000                     1999
                               ------------------       -------------------
                                        WEIGHTED                    WEIGHTED
                                        AVERAGE                     AVERAGE
                                        EXERCISE                    EXERCISE
                              SHARES     PRICE            SHARES     PRICE
                            --------- ----------        ---------  ---------
Outstanding
 at beginning of year        200,000    $ 0.93               -         -
Granted at market          1,450,000    $ 0.90            200,000   $ 0.93
Granted exceeding
 market                        -        $    -               -      $   -
Exercised                      -        $    -               -      $   -
Forfeited                   (750,000)   $ 0.84               -      $   -
                             -------                      -------
Outstanding at end
 of year                     900,000    $ 0.97            200,000   $ 0.93
                             =======     =====            =======    =====
Options exercisable
 at end of year              169,444    $ 0.98               -      $   -
                             =======     =====            =======    =====

                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
--------------------------------------------------------   ---------------------
                                   WEIGHTED
                                   AVERAGE      WEIGHTED                WEIGHTED
YEAR       RANGE OF     NUMBER     REMAINING    AVERAGE                 AVERAGE
OPTIONS    EXERCISE     OUTSTAN-   CONTRACTUAL  EXERCISE   NUMBER       EXERCISE
GRANTED    PRICES       DING       LIFE         PRICE      EXERCISABLE  PRICE
-------    --------     ---------  -----------  --------   -----------  --------
1999    $0.93            200,000    2.0 years   $0.93       77,778      $0.93
2000    $0.75 to $1.25   700,000    3.0 years   $0.98       91,666      $1.03
        --------------  ---------    ---------  -------    ---------    -----
        $0.75 to $1.25   900,000    3.0 years   $0.97      169,444      $0.98


Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2000, and 1999, would have been reduced to the pro forma amounts indicated below:

                                                2000               1999
                                            -----------       ------------
Net income (loss):   As reported            $ 2,205,290       $  (407,423)
                     Pro Forma              $ 2,077,312       $  (407,423)

Earnings (loss) per
  share:             Basic and diluted:
                     As reported            $   .12           $    (.07)
                     Pro Forma              $   .11           $    (.07)

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends; expected lives of 3 years for 2000, 2 years for 1999; expected volatility 22% for 2000 and 1999; and a risk free rate of return of 6.19% and 5.88% for 2000 and 1999, respectively. The weighted average fair value of those purchase rights granted in 2000 and 1999 was $0.18 and $0.16, respectively.

Non-employee options

In April 2000, the Company issued two options to purchase 500,000 shares each of the Company's Common Stock at an exercise price of $1.00 and $1.50, respectively, exercisable for periods of six months and one year, respectively. The options were issued in exchange for consulting services. Due to the relatively expected short life of the options, the per unit weighted-average fair value of unit options granted was $0.01 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 5.63%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0%; and an average expected life of the options ranging from .4 and .8 years. The weighted average exercise price is $1.25 for the options issued.

Options to acquire 92,500 shares of Common Stock were exercised during the year at an exercise price of $1.00; options to acquire 407,500 shares of Common Stock expired by their terms. At December 31, 2000, options to acquire 500,000 shares of Common Stock were exercisable at an exercise price of $1.50. These options are scheduled to expire in April 2001.


9. INCOME TAXES

Components of the provision for income taxes for the year ended December 31, 2000, and for the period from January 19, 1999 (inception) to December 31, 1999, are as follows:
                                               2000                    1999
                                               ----                    ----
Current                                       $   -                   $   -
Deferred                                          -                       -
                                               ----                    ----
Total provision                               $   -                   $   -
                                               ====                    ====

The following reconciles the Federal statutory rate to the effective income tax rate for the year ended December 31, 2000, and for the period from January 19, 1999 (inception) to December 31, 1999:
                                                2000                   1999
                                                ----                   ----
Federal income tax rate                        (34.0)%                (34.0)%
Nondeductible expenses                         ( 1.0)%                   -
State income taxes, net of
  federal benefit                              ( 6.0)%                ( 6.0)%
Utilization of NOL carry forward                41.0 %                   -
Effect of valuation allowance                     -                    40.0 %
                                                ----                   ----
Effective income tax rate                        0.0 %                  0.0 %
                                                ====                   ====

At December 31, 2000, the Company had net operating loss carry forwards of approximately $8,860,000, that included a net operating loss carry forward of approximately $5,150,000 attributable to the acquisition of CAM during the year 2000. The Company anticipates that it will be able to utilize the benefit of net operating loss carry forwards in the amount of $5,217,000 during the year 2001. Therefore, the Company has established a valuation allowance for the remaining net operating loss carry forwards in the amount of $3,643,000. The Company realized as a tax benefit in the year 2000 only that amount applicable to the net operating loss carry forwards that were utilized in the year 2000. The valuation allowance for the year ended December 31, 2000, increased by approximately $1,204,000. The net operating loss carry forwards expire through the year 2019.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                2000                 1999
                                                ----                 ----
Deferred tax asset:
Property and equipment and investments      $   256,000          $     -
Loss carry forward                            3,553,000             138,000
Less: valuation allowance                   ( 1,342,000)           (138,000)
                                              ---------             -------
                                            $ 2,467,000          $     -
                                              =========             =======

Deferred tax liability:
Marketable securities                       $ 2,467,000          $     -
                                             ==========             ========


10. RELATED PARTY TRANSACTIONS

Year Ended December 31, 2000

During the year ended December 31, 2000, the Company had several transactions with various companies controlled by its Chief Executive Officer and major shareholder ("affiliates"). The Company made cash advances in the total amount of $1,183,559 to affiliates, and received cash reimbursements in the total amount of $330,016 from affiliates. The Company paid expenses in the amount of $437,045 in behalf of affiliates, and was charged a total of $159,630 for expenses by affiliates. The investment by the Company in CRL resulted in the acquisition of affiliates' receivables and payables in the amounts of $328,942 and $533,044, respectively. The Company received 1,500,000 shares of Common Stock from affiliates in exchange for a reduction in affiliates' receivables in the amount of $1,395,000. At December 31, 2000, the Company owed $40,000 to affiliates.

The Company made cash advances in the total amount of $266,754 and charged expenses in the total amount of $79,458 to Meteor Stores, Inc. The Company received cash reimbursements from Meteor Stores, Inc. in the total amount of $180,000 and was charged for expense reimbursement in the total amount of $113,241 by Meteor Stores, Inc. At December 31, 2000, the Company was owed $54,441 by Meteor Stores, Inc.

The Company invested a total of $474,139 in Zelcom, consisting of cash advances, payment of expenses and allocation of corporate general and administrative expenses in connection with its equity investment in the company. The Company received 363,000 shares of Common Stock from its major shareholder in exchange for 56% of the Company's equity ownership in Zelcom.

In connection with the Company's acquisition of Meteor Stores, Inc. in January 2000, the Company incurred a note payable of $1,296,618 to Meteor Industries, Inc., a company in which the Company has 31.9% equity ownership. During the year 2000 the Company incurred interest expense in the amount of $120,266 as a result of this indebtedness.

The Company  borrowed an  additional  $271,195 from Meteor  Industries,  Inc. in
February  2000,  and  incurred   interest  expense  in  the  amount  of  $19,436
attributable to this indebtedness for the year 2000.


Period Ended December 31, 1999

During the period ended December 31, 1999, the Company had several transactions with various companies controlled by its Chief Executive Officer and major stockholder. Those transactions related to payables included the purchase of land, receivables, stock in subsidiaries and other miscellaneous items. Those transactions related to receivables included advances of cash and payments on behalf of those companies. At December 31, 1999, those companies owed $16,691 to the Company.

11. PROFIT SHARING PLAN

In April 2000, the Company adopted a defined contribution profit sharing plan ("401 (k) Plan") covering all eligible employees. Profit sharing contributions are made (i) at the discretion of the Board of Directors; (ii) on the employee's behalf from salary; and (iii) employer discretionary contributions not to exceed 25% of the first four percent of each employee's compensation. No contributions were made to the 401 (k) Plan for the year ended December 31, 2000.

12. BUSINESS SEGMENTS

The Company considers that its operations are principally in one industry segment, that of acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and most of its operations are located in the United States. A summary of the Company's revenues and long-lived assets by geographic area is as follows:

                                    Canada    United States      Total
Year ended December 31, 2000      ---------   -------------    ----------

   Sales                         $   16,958   $ 1,369,123     $ 1,386,080
                                  =========    ==========      ==========
At December 31, 2000
   Property and Equipment, net   $     -0-    $ 3,740,477     $ 3,740,477
                                  =========    ==========      ==========


13. MAJOR CUSTOMERS

For the year ended December 31, 2000, the Company had sales to three customers that accounted for approximately 53.0%, 26.0% and 11.0%, respectively, of total sales. Three customers accounted for approximately 28.0%, 15.0% and 15.0%, respectively, of accounts receivable as of December 31, 2000.


14. SUBSEQUENT EVENTS

In February 2001, the Company repaid promissory notes to an individual in the amount of $300,000, and accrued interest that were unpaid at December 31, 2000.

In February 2001, it was announced that the Company would acquire all of the existing subsidiaries and related businesses of Meteor Industries, Inc. ("Meteor"), a distributor of refined petroleum products. The purchase price for the acquisition is $5,500,000 and certain environmental and other indemnities. Closing of the transaction, which is scheduled for the second quarter of the year 2001, is contingent upon the Company's payment of the purchase price. At December 31, 2000, the Company's long-term debt included two notes payable to Meteor in the amounts of $1,296,620 and $271,195, respectively.

In March 2001, the Company initiated negotiations with the holder of the $1,000,000 note payable that was past due at December 31, 2000. Management is currently reviewing documentation from the lender that would provide for an extension of the loan's maturity date to September 1, 2001, under basically the same terms as the current loan agreement, as amended. In addition, the loan renewal includes the grant of an option to the lender, until April 1, 2003, to acquire 200,000 shares of the Company's equity holdings in Chaparral at the Company's original cost. Extension of the loan maturity date to September 1, 2001, will enable the Company to provide for a more orderly and scheduled realization of cash flow, including the sale of marketable securities, to provide the funds necessary to pay the indebtedness.

SUPPLEMENTAL OIL AND GAS FINANCIAL AND RESERVE INFORMATION (UNAUDITED)

Reserve estimates were prepared by independent engineers. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expense, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

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

ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas, the majority of which are located within the United States, as well as changes in proved reserves during the past two years are indicated below:
                                                 Oil (Bbl)     Natural Gas (MCF)
                                                 ---------     -----------------
United States
---------------------------------------
Proved reserves at May 31, 1999                    1,275              --
Acquisition, exploration and
  Development of minerals in place               888,609            307,175
Sales of minerals in place                        (1,275)             --
Production                                        (1,056)           (25,304)
Revisions of previous estimates                      --               --
                                                 --------           -------
Proved reserves at December 31, 1999             887,553            281,871
Acquisition, exploration and
  Development of minerals in place               119,890            245,065
Sales of minerals in place                      (417,150)             --
Production                                      ( 40,092)          ( 39,482)
Revisions of previous estimates                  157,872             61,777
                                                --------            -------
Proved reserves at December 31, 2000             708,073            549,231
                                                ========            =======
Proved developed reserves, December 31, 2000     449,017            414,094
                                                ========            =======
Canada
----------------------------------------
Proved reserves at December 31, 1999                 --               --
Acquisition, exploration and
  Development of minerals in place                   --              72,753
Production                                           --             (15,440)
                                                  -------            ------
Proved reserves at December 31, 2000                 --              57,313
                                                  =======            ======
Proved developed reserves, December 31, 2000         --              57,313
                                                  =======            ======

There are no reserves attributable to partnership or minority interests at December 31, 2000.

The Company incurred the following capitalized costs related to oil and gas activities during the year ended December 31, 2000:

              Producing oil and gas property          $ 1,216,867
              Undeveloped oil and gas property            157,422
                                                        ---------
                                                      $ 1,374,289
                                                        =========

OIL AND GAS OPERATIONS

Depletion, depreciation and amortization per equivalent unit of production for the year ended December 31, 2000, and for the period January 19, 1999 (inception), to December 31, 1999, was $7.12 and $4.80, respectively.

Costs incurred by the Company during the year 2000 for acquisition, exploration and development activities are as follows:

              Acquisition of producing properties     $   993,603
              Exploration and development                 380,686
                                                        ---------
                                                      $ 1,374,289
                                                        =========

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOW AND CHANGES THEREIN

The following information at December 31, 2000, and December 31, 1999, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

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

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOW AND CHANGES THEREIN

December 31, 2000                            United States       Canada
                                             -------------     ---------
Future cash inflows                          $ 22,260,848      $ 540,209

Future cash outflows:
Production costs                              ( 8,834,767)      ( 69,619)
Development costs                             ( 1,505,176)          --
                                              -----------       --------
Future net cash flows before
 future income taxes                           11,920,905        470,590

Future income taxes                           ( 2,865,261)      (149,898)
                                              -----------       --------
Future net cash flows                           9,055,644        320,692

Adjustment to discount future
 annual net cash flows at 10%                 ( 4,123,069)      (153,075)
                                              -----------       --------
Standardized measure of discounted
 future net cash flows                       $  4,932,575      $ 167,617
                                              ===========       ========

The following tables summarize the principal factors comprising the changes in the standardized measures of discounted net cash flows during the years 2000 and 1999.
                                             United States       Canada
Year 2000                                   ----------------    --------
---------
Standardized measure, beginning of
 period                                      $  4,622,149      $    --
Sales of oil and gas, net of
 production costs                              (  740,462)     (  12,826)
Net change in sales prices, net of
 production costs                               1,345,710           --
Changes in estimated future
 development costs                             (  413,605)          --
Purchases of minerals in place                  2,376,827        262,177
Sales of minerals in place                     (2,067,248)          --
Revisions of quantity estimates                 1,179,952           --
Accretion of discount                             462,215           --
Other, including changes in production
 rates (timing)                                (   29,219)          --
Change in income taxes                         (1,803,744)     (  81,734)
                                              ------------       ---------
Standardized measure, end of period          $  4,932,575      $ 167,617
                                              ============       =========

Year 1999                                    United States       Canada
---------                                    --------------    -----------
Standardized measure, beginning of
 period                                      $      1,831      $    --
Sales of oil and gas, net of
 production costs                                 (69,807)          --
Net change in sales prices, net of
 production costs                                      --            --
Changes in estimated future
 development costs                                     --            --
Purchases of minerals in place                  4,691,956           --
Sales of minerals in place                         (2,014)          --
Revisions of quantity estimates                        --            --
Accretion of discount                                 183           --
Other, including changes in production
 rates (timing)                                        --            --
                                               ------------      ---------
Standardized measure, end of period          $  4,622,149      $    --
                                               ============      =========