Form 10KSB/A
period 2000-12-31
CAPCO ENERGY INC
filed 2001-04-18
CIK 354767

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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


10.3     Purchase Agreement related   (incorporated by reference to
          to Meteor Stores, Inc.       the Company's 10-KSB filed
                                       November 2, 2000)


10.4     Sale Agreement related to    (incorporated by reference to
          Meteor Stores, Inc.          the Company's 10-KSB filed
                                       November 2, 2000)

10.5     Amended sale  agreement       Previously filed
         related to Meteor Stores, Inc.

10.6     Stock exchange agreement      Previously filed
          between the Company, CAM
            and shareholder of CAM

Exhibit
Number          Description                           Location
-------   --------------------------   ------------------------------------
10.7     Stock purchase agreement      Previously filed
          between Faisal Chaudhary
          and the Company


16.1     Letter on Change of          (incorporated by reference to
          Accountants                  the company's Form 8-K filed
                                       July 28, 2000)

16.2     Letter on Change of          (incorporated by reference to the
          Accountants                  Company's Form 8-K filed October 20,
                                       2000)

21.      List of Subsidiaries          Previously filed

23.1     Consent of Stonefield         Filed herewith electronically
          Josephson, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report as amended to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPCO ENERGY, INC.

                                         /s/ Ilyas Chaudhary
Dated: April 17, 2001              By  ----------------------
                                       Ilyas Chaudhary, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                         /s/ Ilyas Chaudhary
Dated: April 17, 2001              By  -----------------------
                                       Ilyas Chaudhary, President
                                        and Director


                                        /s/ Dennis R. Staal
Dated: April 17, 2001              By  ------------------------
                                       Dennis R. Staal, Chief Financial
                                        Officer and Director


                                        /s/ Irwin Kaufman
Dated: April 17, 2001              By  ----------------------------
                                       Irwin Kaufman, Director


                                       /s/ Paul Hayes, Jr.
Dated: April 17, 2001              By  ----------------------------
                                       Paul Hayes, Jr., Director


                                       /s/ William J. Hickey
Dated: April 17, 2001              By  ----------------------------
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