Form 10QSB
period 2001-03-31
CAPCO ENERGY INC
filed 2001-05-15
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

                           [X]      Yes           [ ]     No

There were 19,088,634 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 2001.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                  (Unaudited)


                                     ASSETS


Current Assets:
  Cash                                                          $     39,487
  Investments in Equity Securities-
    marketable securities                                          9,557,601
  Accounts and Notes Receivable                                      484,901
  Accounts Receivable, related parties                               191,144
  Deferred Tax Asset                                               1,738,000
                                                                   ----------
     Total Current Assets                                         12,011,133

Property and Equipment, net                                        4,097,425

Other Assets:
  Investments in Equity Securities-
    equity method                                                  1,919,950
  Other Assets                                                       272,901
                                                                  ----------
Total Assets                                                    $ 18,301,409
                                                                  ==========








    Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET, continued
                                 March 31, 2001
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                        $  1,214,868
  Current Maturities, long-term debt                              4,598,993
  Accounts Payable, related parties                                  74,000
  Deferred Tax Liability                                          1,738,000
                                                                  ----------
     Total Current Liabilities                                    7,625,861
                                                                  ----------

Long Term Debt, less current maturities                              54,258

Minority Interest in Consolidated
  Subsidiary                                                        720,444

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, $1.00 par value;
  Authorized 10,000,000 shares,
  292,947 Shares issued and outstanding                             292,947
Common Stock, $.001 par value;
  Authorized 150,000,000 shares;
  19,088,634 shares issued and outstanding                           19,089
Additional Paid-In Capital                                          630,190
Cumulative Foreign Currency
  Translation Adjustment                                              4,218
Cumulative Unrecognized Gains                                     5,569,926
Retained Earnings                                                 3,384,476
                                                                  ----------
     Total Stockholders' Equity                                   9,900,846
                                                                  ----------
Total Liabilities and
  Stockholders' Equity                                          $ 18,301,409
                                                                  ==========



 Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) AND COMPREHENSIVE (LOSS) INCOME
               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                     2001            2000
                                                 -----------       ---------
  Sales                                          $   412,726      $   85,940
  Cost of Sales                                      206,738         199,642
                                                  ----------        --------
     Gross Profit (Loss)                             205,988        (113,702)

  Selling, General and Administrative Expenses       393,183         190,517
                                                  ----------        --------
    Loss from operations                            (187,195)       (304,219)
                                                  ----------        --------

  Other Income (Expense)
   Interest Expense                                 (128,526)       ( 72,176)
   Gains on Sale of Investments-
     Marketable Securities                         1,979,643          17,213
   Equity Loss from operations
     of Investments                                  (77,750)       (519,034)
   Other                                               1,189             -
                                                   ---------        --------
       Total Other Income (Expense)                1,774,556        (573,997)
                                                   ---------        --------

Income (Loss) before Taxes and
        Minority Interest in Income                1,587,361        (878,216)

  Provision for Income Taxes                             -               -
  Less: Minority Interest in Income
    of Consolidated Subsidiary                          (752)            -
                                                   ---------        --------
  Net Income (Loss)                                1,586,609        (878,216)

  Other Comprehensive Income (Loss)-net of tax
    Foreign Currency Translation Adjustment            3,326           6,704
    Unrecognized (Loss) Gain from Investments-
      Marketable Securities                       (2,948,729)      7,878,467
                                                   ---------       ---------
  Comprehensive (Loss) Income                    $(1,358,794)     $7,006,955
                                                   =========       =========
  Net Income (Loss) per Share
     Basic and Diluted                           $       .08      $     (.05)
                                                   =========       =========
  Weighted Average Shares Outstanding
     Basic and Diluted                            19,453,818      17,163,319
                                                  ==========      ==========


    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                         2001            2000
                                                      ---------      ----------
   Cash Flows From Operating Activities:
     Net Income (Loss)                              $ 1,586,609    $ (  878,216)
     Adjustments to reconcile net income (loss)
      to net cash used in operating activities
        Depreciation, depletion and amortization         92,878           1,561
        Gain on sales of investments-marketable
          securities                                 (1,979,643)     (   17,213)
        Gain on sale of investments-equity method    (    1,189)              -
        Equity loss from operations of investments       77,750         519,034
        Minority interest in income of
          consolidated subsidiary                           752               -
        Decrease in deferred tax asset                  729,000               -
        Decrease in deferred tax liability           (  729,000)              -
     Changes in assets and liabilities:
       (Increase) in assets:
        Accounts receivable                          (   87,310)     (  477,927)
        Other assets                                 (  266,793)              -
       (Decrease) increase in liabilities:
        Accounts payable and accrued expenses        (  290,912)        253,495
                                                      ---------       ---------
   Net cash used in operating activities             (  867,858)     (  599,266)
                                                      ---------       ---------
  Cash Flows From Investing Activities:
     Cash acquired with acquisition of subsidiary             -           4,264
     Net (advances) to related parties               (  102,703)              -
     Cash proceeds from sale of property                      -          17,212
     Purchase of property and equipment              (  500,046)     (  150,493)
     Sale of marketable securities                    1,910,786               -
     Purchase of marketable securities               (  104,136)              -
     Advances on Notes Receivable                    (   90,097)              -
     Other                                                3,326      (  296,149)
                                                      ---------       ---------
   Net cash provided by (used in)
      investing activities                            1,117,130      (  425,166)
                                                      ---------       ---------
   Cash Flows From Financing Activities:
     Proceeds from long-term debt                     1,186,145         454,049
     Payments on long term debt                      (1,701,277)              -
     Sale of Common Stock and exercise of options             -         525,000
     Purchase and cancellation of Common Stock       (  108,137)              -
                                                      ---------       ---------


                         (continued on following page)

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                         2001            2000
                                                      ---------      ----------

   Net cash (used in) provided by financing
      activities                                     (  623,269)        979,049
                                                      ---------       ---------
   Net Decrease in Cash                              (  373,997)     (   45,383)

   Cash, Beginning of Period                            413,484          64,683
                                                     ----------     -----------
   Cash, End of Period                              $    39,487    $     19,300
                                                     ==========     ===========
Supplemental disclosure of cash flow information:

Interest paid                                       $    88,327    $     51,794
                                                     ==========     ===========
Taxes paid                                          $         -    $          -
                                                     ==========     ===========






Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  POLICIES, GENERAL
     DEVELOPMENT OF BUSINESS.

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

Effective December 31, 1999, Capco acquired 100% of the outstanding capital stock of Capco Resource Corporation ("CRC") a corporation involved in oil and gas production in a transaction accounted for as a reverse acquisition with CRC as the accounting acquirer. The financial statements presented include CRC at cost since January 19, 1999, CRC's inception, and Capco at fair market value as of December 31, 1999.


BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2000, filed with the Company's Form 10-KSB.

Certain reclassifications for the prior year have been made to conform with current year presentation.

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

In accordance with the full cost method accounting, future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's capitalized oil and gas property costs are amortized.

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

COMMON STOCK

During the quarter ended March 31, 2001, the Company had the following equity transactions:

Issued 12,500 shares of the Company's Common Stock for the relief of $6,250 of liabilities owned to a consultant; paid $108,138 and transferred an equity interest in CRL at a cost basis of $8,834 for the acquisition, and cancellation, of 143,717 shares of the Company's Common Stock; acquired for cancellation 640,217 shares of the Company's Common Stock from SEDCO, a related party, in exchange for an oil and gas property interest at a cost basis of $50,220, and for 51,600 shares of marketable securities owned by the Company with a current market value of $671,984, less indebtedness in the amount of $126,802 related to the marketable securities.

DEPRECIATION AND DEPLETION

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis for those countries with oil and gas production. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at March 31, 2001.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2001 and 2000, the Company has other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classified as available-for-sale.

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding for the three month periods ended March 31, 2001 and 2000, would have increased for 1,400,000 and 204,444 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.


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

SUBSEQUENT EVENTS

On April 27, 2001, the Company closed on the previously announced acquisition of all of the existing subsidiaries and related businesses of Meteor Industries, Inc. ("Seller"), a distributor of refined petroleum products. The purchase price for the acquisition consisted of $5,500,000 paid in the form of $4,697,501 cash, of which the Company borrowed $1,700,000 and sold $2,997,501 of marketable securities; $302,499 of Meteor Industries, Inc. common stock; and $500,000 in a note payable to the Seller. The Company has reported the acquisition in a Form 8-K filing.

In April 2001, the Company completed the refinancing of the $1,000,000 note payable that was past due at March 31, 2001. The new credit facility bears interest at the rate of 10%, has a maturity date of September 30, 2001, and is collateralized by the Company's interest in producing oil and gas properties. The credit facility includes the grant of an option to the lender, exerciseable until April 1, 2003, to acquire 300,000 shares of the Company's equity holdings in Chaparral Resources, Inc. at the Company's original cost, plus 10% annual interest to the date of exercise.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning the benefits expected to result from Capco's prior acquisitions of CRC, CRL and CAM, and the acquisition closed in April 2001 of the existing subsidiaries and related businesses of Meteor Industries, Inc., such benefits including synergies in the form of increased revenues, decreased expenses and avoiding expenses and expenditures that are expected to be realized by Capco as a result of the acquisitions, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Capco in light of past experience and perception of historical trends, current conditions, expected future developments, and other factors that the management of Capco believes are appropriate under the circumstances. Capco cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the Company had working capital of $4,385,272. This working capital is principally due to marketable securities reduced by short-term debt on those securities. Management believes this working capital is sufficient to meet its needs for operating cash flow for the next year. Management plans to sell some of its marketable securities to pay its liabilities and to fund the cost of additional acquisitions. In April 2001, the Company closed on the acquisition of the subsidiaries and related businesses of Meteor Industries, Inc. The purchase price for the acquisition consisted of $5,500,000 paid in the form of $4,697,501 cash, of which the Company borrowed $1,700,000 and sold $2,997,501 of marketable securities; $302,499 of Meteor Industries, Inc. common stock; and $500,000 in a note payable to the Seller.

Cash flows used in operations for the three months ended March 31, 2001, and March 31, 2000, were $867,858 and $599,266, respectively. The increase in cash used during the current period is principally due to decreases in accounts payable and increases in other current assets.

Cash flows provided by investing activities for the three months ended March 31, 2001, were $1,117,130 compared to a use of $425,166 in the prior year. This increase is principally due to sales of marketable securities offset by purchases of property.

Cash flows used in financing activities for the three months ended March 31, 2001, were $623,269 compared to an inflow of $979,049 in the prior year. This decrease is principally due to purchases and cancellations of Common Stock and principal payments on long-term debt.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

Capco's revenues from its oil and gas activities were $ 412,726 in 2001 compared to $85,940 in 2000. This increase in revenue is primarily due to production from properties acquired in late 1999 and the first quarter of 2000. Capco's cost of sales was $206,738 in 2001 compared to $199,642 in 2000. This increase is primarily due to increased production resulting from the acquisitions in late 1999 and the first quarter of 2000. Cost of sales in 2000 included expenditures in the amount of $54,392 attributable to well workovers and remedial operations. Selling, general and administrative costs were $393,183 in 2001 compared to

$190,517 in 2000. Personnel costs increased $90,384 as the Company hired additional employees due to the increase in business activity. Depreciation, depletion and amortization increased $91,317 due to an increase in production quantities and capital costs recorded by the Company in its full cost pool for oil and gas properties. Total other income (expense) was income of $1,774,556 in 2001 compared to expense of $573,997 in 2000. The change is principally due to gains on sale of marketable securities in the current period offset by increased interest expense due to borrowings. The Company's proportionate share of operating losses reported by its equity investments decreased from $519,034 in 2000 to $77,750 in 2001.

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

                                   CAPCO ENERGY, INC.


Dated: May 15, 2001            by: /s/ Dennis R. Staal
                                   ----------------------
                                   Dennis R. Staal, Chief
                                   Financial and Accounting Officer