Form 10QSB
period 2001-06-30
CAPCO ENERGY INC
filed 2001-08-15
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 30, 2001.

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _______, 19___ to _______, 19___.

                       Commission File Number:  0-10157

                                CAPCO ENERGY, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         COLORADO                                          84-0846529
--------------------------------                    -----------------------
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

                            X       Yes                 No

There were 19,089,792 shares of the Registrant's $.001 par value common stock outstanding as of August 12, 2001.





                        CAPCO ENERGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET



                                     ASSETS
                              (Dollars in Thousands)

                                                            June 30,
                                                              2001
                                                           ----------
Current Assets:
  Cash                                                      $     154
  Restricted cash                                               1,180
  Investment in equity securities - marketable                  6,654
  Accounts receivables-trade, net of
    allowance of $544                                          14,488
  Accounts receivables, related parties                           106
  Notes receivable                                                 17
  Notes receivable, related party                                  33
  Inventory, net                                                3,747
  Deferred tax asset - current portion                          1,153
  Other current assets                                            940
                                                            ---------
     Total Current Assets                                      28,472
                                                            ---------

Property, Plant and Equipment, net                             17,256
                                                            ---------

Other Assets:
  Notes receivable, net                                           104
  Investments in equity securities-equity method                1,154
  Other assets                                                    583
                                                            ---------
     Total Assets                                           $  47,569
                                                            =========







Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                   (continued)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                             June 30,
                                                               2001
                                                            ----------
Current Liabilities:
  Accounts payable, trade                                   $   9,607
  Current maturities, long-term debt                            4,937
  Account payable, related parties                                944
  Book overdraft                                                  679
  Accrued expenses                                              1,652
  Fuel taxes payable                                            1,271
  Revolving credit facility                                     9,640
                                                            ---------
     Total Current Liabilities                                 28,730
                                                            ---------

Noncurrent Liabilities:
  Long term debt, less current maturities                       6,732
  Accrued expenses                                                 20
  Deferred tax liability                                        1,114
                                                            ---------
     Total Noncurrent Liabilities                               7,866
                                                            ---------
     Total Liabilities                                         36,596
                                                            ---------
Minority Interests in Consolidated Subsidiaries                   966
                                                            ---------

Commitments and Contingencies (Note 5)

Stockholders' Equity:
 Preferred stock, $1.000 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                 293
 Common stock, $.001 par value;
  authorized 150,000,000 shares;
  19,089,792 shares issued and outstanding                         19
Paid in capital                                                   629
Cumulative other comprehensive income                           2,507
Retained earnings                                               6,559
                                                            ---------
     Total Stockholders' Equity                                10,007
                                                            ---------
     Total Liabilities and
     Stockholders' Equity                                   $  47,569
                                                            =========

Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2001 and 2000
                     (Dollars in Thousands except per share)

                                                 2001           2000
                                               --------       --------

Sales                                          $ 28,229        $   540
Cost of sales                                    24,822             88
                                               --------       --------
     Profit                                       3,407            452
                                               --------       --------

Selling, general and administrative expenses      3,511            416

Depreciation and amortization                       451            150
                                               --------       --------
     Total operating expenses                     3,962            566
                                               --------       --------
Loss from operations                               (555)          (114)

Other Income (Expenses)
  Interest income                                    68             21
  Interest expense                                 (342)          (128)
  Gain on sale of marketable securities
    and assets                                    4,121            371
  Other                                              (3)            --
                                               --------       --------
     Total Other Income (Expenses)                3,844            264
                                               --------       --------

Income before equity earnings                     3,289            150
Equity loss in investments                         (146)          (384)
Income tax benefit                                   34             --
Minority interest                                    (1)            --
                                               --------       --------
     Net Income (Loss)                            3,176           (234)

Other comprehensive income (loss)-net of tax
  Foreign currency translation adjustment            (3)            --
  Unrecognized gain (loss) from investments-
    marketable securities                        (3,064)           104
                                               --------       --------
     Comprehensive income (loss)               $    109       $   (130)
                                               ========       ========
Income (loss) per share
  Basic and diluted                            $    .17       $   (.01)
                                               ========       ========

Weighted average common share
  and common share equivalents
  Basic and diluted                          19,081,792     21,342,413
                                             ==========     ==========

Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 2001 and 2000
                     (Dollars in Thousands except per share)

                                                    2001          2000
                                                  --------       -------

Sales                                             $ 28,642       $   626
Cost of sales                                       25,029           288
                                                  --------       -------
     Gross Profit                                    3,613           338
                                                  --------       -------

Selling, general and administrative expenses         3,811           604
Depreciation and amortization                          544           152
                                                  --------       -------
     Total operating expenses                        4,355           756
                                                  --------       -------

Loss from operations                                  (742)         (418)

Other Income (Expenses)
  Interest income                                       68            21
  Interest expense                                    (471)         (200)
  Gain on sale of assets                             6,101           388
  Other                                                 (2)           --
                                                  --------       -------
     Total Other Income (Expenses)                   5,696           209
                                                  --------       -------

Income (loss) before equity earnings                 4,954          (209)
Equity loss in investments                            (225)         (903)
Income tax (benefit)                                    34            --
Minority interest                                       (1)           --
                                                  --------       -------
     Net Income (Loss)                               4,762        (1,112)

Other comprehensive income (loss)-net of tax
  Foreign currency translation adjustment              --              7
  Unrecognized gain (loss) from investments-
    marketable securities                          (6,012)         7,982
                                                 --------       --------
     Comprehensive income (loss)                 $ (1,250)      $  6,877
                                                 ========       ========
Income (loss) per share
  basic and diluted                              $    .25       $   (.06)
                                                 ========       ========
Weighted average common share
  and common share equivalents
  basic and diluted                            19,266,178     19,252,566
                                               ==========     ==========

Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2001 and 2000
                             (Dollars in Thousands)

                                                     2001            2000
                                                    ------          ------

Cash Flows used in Operating Activities:
  Net income (loss)                                $ 4,762        $ (1,112)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation, depletion and amortization           544             152
    Gain on sale of assets                          (6,101)           (388)
    Equity losses from investments in closely
     held businesses                                   225             903
    Stock and options issued for 401(k)/services        14              --
    Changes in Assets and Liabilities:
     (Increase) decrease in assets:
      Accounts receivable, trade                    (3,342)           (843)
      Inventory, net                                  (157)             --
      Other assets                                     (85)             (6)
     Increase (decrease) in liabilities:
      Accounts payable, trade                        2,074             442
      Accrued expenses                                (290)             99
      Taxes payable                                     (3)             --
                                                   -------        --------
       Net cash used in operating
        activities                                  (2,359)           (753)
                                                   -------        --------

Cash Flows from Investing Activities:
  Cash proceeds from sale of property, plant
    and equipment                                       39              --
  Acquisition of Meteor Enterprises, net of
    cash received                                   (2,514)             --

  Purchase of property, plant and equipment           (949)           (444)
  Investment                                          (122)           (271)

  Proceed from sale of marketable securities
    and assets                                       6,193             398
                                                   -------        --------
     Net cash provided by (used in)
       investing activities                          2,647            (317)
                                                   -------        --------








                             Continued on next page

                      CAPCO ENERGY, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 2001 and 2000
                            (Dollars in Thousands)

                                                    2001          2000
                                                   ------        ------

Cash Flows from Financing Activities:
  Borrowings on revolving
    credit facilities, net                         $  1,375     $     --

  Decrease in book overdraft                           (845)          --
  Payments on long-term debt                         (5,523)          --
  Proceeds from long-term debt                        3,993          539
  Proceeds from sale of stock                            --          525
  Decrease in restricted cash                           588           --
  Retirement of company stock                          (136)          --
                                                   --------     --------
     Net cash (used in) provided by
      financing activities                             (548)       1,064
                                                   --------     --------
Net decrease in cash and
  equivalents                                          (260)          (6)

Cash and equivalents, beginning of period               414           65
                                                   --------     --------

Cash and equivalents, end of period                $    154     $     59
                                                   ========     ========

























Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL DEVELOPMENT OF BUSINESS.

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production for and the sale of oil, gas and natural gas liquids and the sale of refined petroleum products. The Company's production activities are located principally in the United States. Capco's operations consist of two segments of business: oil and gas production and distribution of refined petroleum products. The principal executive offices of the Company are located at 2922 East Chapman, Suite 202, Orange, California. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended it articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc. Capco's subsidiaries are Capco Resource Corporation, Capco Asset Management and Capco Resources Ltd. "CRL"). Capco also had a significant ownership in Meteor Industries, Inc.

Capco purchased Meteor Enterprises, Inc. ("MEI") from Meteor Industries, Inc. in April 2001 (Note 3). Effective December 31, 2000, Meteor Industries, Inc. had contributed substantially all of its assets and all of its businesses to its wholly owned subsidiary, MEI. The significant wholly owned subsidiaries of MEI are: Meteor Marketing, Inc., Graves Oil & Butane Co., Inc., Tri-Valley Gas Co. and Innovative Solutions and Technologies, Inc. MEI also owns 73% of Meteor Holdings LLC and 65% of Rocky Mountain Propane LLC ("RMP"), a nonconsolidated subsidiary.

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

PRICE LEVEL CHANGES

The prices the Company pays for gasoline and diesel products are subject to market fluctuation and not in the control of the Company. Prices for these products can and have fluctuated significantly. Higher product prices could have a significant impact on the Company's borrowing capabilities due to the generally faster timing required for payments to the Company's suppliers compared to the timing of collection of receivables from its customers. When necessary, the Company finances these working capital requirements through its revolving bank credit facility. This facility contains certain financial covenants which are based on the Company's budgeted results. If, as a result of price changes or other factors, the Company is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit facility could be limited. If that were to occur, the Company would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less. At times, cash balances held at financial institutions are in excess of Federal Deposit Insurance Corporation insurance limits. The Company places its temporary cash investments with high-credit quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

RESTRICTED CASH

The Company has revolving bank credit facilities, which require the use of depository accounts from which collected funds are transferred to the lender. The lender then applies these collections to the revolving credit facilities. These accounts are controlled by the lender.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable, notes receivable and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

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

PROPERTY AND EQUIPMENT

The Company follows the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involves a significant amount of reserves. The proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development partnerships, if any, will be credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

Such costs can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead, or similar activities.

Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's capitalized oil and gas property costs are amortized. The Company's properties are all onshore, and the Company expects that the salvage value of the tangible equipment will partially offset any site restoration and dismantlement and abandonment costs.

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

During the quarter ended June 30, 2001, the Company had the following equity transactions:

Paid $20,000 for the cancellation of 21,500 shares of Common Stock; issued 7,658 shares of Common Stock for an equity interest in CRL at a cost basis of $4,863; and issued 15,000 shares of Common Stock for consulting services in the amount of $13,500.

DEPRECIATION AND DEPLETION

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis for those countries with oil and gas production. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future.
The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at June 30, 2001.

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

Depreciation for non-oil and gas properties is recorded on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

             DESCRIPTION                                   LIVES

       Buildings and Improvements                      5 to 40 years
       Equipment                                       3 to 20 years

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicates possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2001 and 2000, the Company has other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classified as available-for-sale.

NOTE 2 -- BASIS OF PRESENTATION

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

NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued FAS No. 137, which defers the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted FAS No. 133 in the first quarter of fiscal 2001, and such adoption did not materially affect its financial statement presentation.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("Interpretation 44"), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation Interpretation 44 was effective July 1, 2000, with certain provisions that are effective retroactively back to December 15, 1998 and January 12, 2000. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

NOTE 3 -- ACQUISITION OF METEOR ENTERPRISES, INC.

Capco purchased Meteor Enterprises, Inc. from Meteor Industries, Inc. for $5.5 million and assumption of certain environmental liabilities and other indemnities. MEI owned substantially all of Meteor Industries, Inc.'s assets

(see Note 1); excluded were 400,000 shares of Active IQ's common stock and certain amounts of cash, which remained in Meteor Industries, Inc. Also, MEI contains all of the liabilities of Meteor Industries, Inc., except those associated with certain costs. Capco's financial statements reflect the operations of MEI since April 30, 2001, the date of acquisition. Pro forma information as if the transaction had taken place at the beginning of the period is disclosed in Note 7 to these financial statements.

Effective April 30, 2001, Capco Energy, Inc. closed on its acquisition of all of the outstanding common stock of MEI. The purchase price for the common stock was $5.5 million paid in the form of $4.7 million cash, of which purchaser borrowed $1.7 million and sold $3.0 million of marketable securities, $0.3 million of Meteor Industries, Inc. common stock, and $0.5 million in a note payable to the seller. Capco had $1.7 million of debt due to MEI, of which upon the acquisition MEI relieved Capco of the debt, so Capco has treated the cancellation debt as reduction in the purchase price to $3,756,000.

The acquisition of Meteor Enterprises, Inc. has been accounted for using the purchase method of accounting and accordingly the total purchase price has been allocated on the basis of the fair values of the assets acquired and liabilities assumed. The components of the purchase price and its allocation to the assets and liabilities of Meteor Enterprises, Inc. pending final appraised value are as follows:

                                               (dollars in thousands)

Components of purchase price:
  Consideration paid                                $  5,500
  Notes payable, cancelled                            (1,744)
                                                    --------

     Total purchase price                           $  3,756

Allocation of purchase price:
  Stockholder's equity of Meteor Enterprises, Inc.    (7,767)
  Increase in inventories (elimination of LIFO
    reserve and adjustment to fair value)               (504)
  Increase in deferred income taxes (SFAS 109)         1,366
  Decrease in Saba Power Project                         690
                                                    --------

     Fair value of net assets in excess of
      Purchase price                                  (2,459)

  Allocation of negative goodwill:
    Plant, property and equipment                      2,325
    Intangibles                                          134
                                                    --------

                                                    $    -0-
                                                    ========

NOTE 4 -- EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding for the six and three month periods ended June 30, 2001, would have increased for 1,508,241 and 1,516,300 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The Company's weighted average shares outstanding for the six and three month periods ended June 30, 2000, would have increased for 672,790 and 1,107,912 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 6 -- BUSINESS SEGMENTS

During the six months ended June 30, 2001, the Company operated in two business segments: oil and gas production and distribution of refined petroleum products.

The oil and gas production segment would be the typical "upstream" activities of an energy company which would be the production and sale of oil, gas and natural gas liquids.

The distribution of refined petroleum products segment would be the typical "downstream" activities of an energy company, excluding refining. The company sells diesel, gas, propane, lubricants, antifreeze and other refined products.

Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. The most significant factors used by management in evaluating the operating performance are net sales, gross profit selling, general administrative, and depletion, depreciation and amortization as presented below:

                                       Three Months          Six Months
                                      Ended June 30,        Ended June 30,
                                     2001        2000      2001        2000
                                     ----        ----      ----        ----

Oil and Gas Production:
  Net sales                        $    450    $   540   $    863    $   626
  Gross profit                          136        452        342        338
  Selling, general and
   administrative                       678        416        978        604
  Depreciation, depletion
   and amortization                     110        150        203        152

Refined Product Distribution:
  Net sales                        $ 27,779    $    --   $ 27,779    $    --
  Gross profit                        3,271         --      3,271         --
  Selling, general and
    administrative                    2,833         --      2,833         --
  Depreciation, depletion
   and amortization                     341         --        341         --

Loss income from operations            (555)      (114)      (742)      (418)

Reconciliation to net (loss) income:
  Other income (expenses)          $  3,844    $   264   $  5,696    $   209
  Equity loss in investments           (146)      (384)      (225)      (903)
  Income tax (benefit) expense           34         --         34         --
  Minority interest                      (1)        --         (1)        --

  Net (loss) income                $  3,176    $  (234)  $  4,762    $(1,112)


NOTE 7 -- PRO FORMA FINANCIAL INFORMATION (UNREVIEWED)

The accompanying pro forma information combines the activities of Capco Energy, Inc. and Meteor Enterprises, Inc. for the periods described. The pro forma combined statement of operations is presented as if the acquisition had occurred on January 1, 2001.

The pro forma combined statement of operations for the six months ended June 30, 2001, includes the statement of operations of Capco Energy, Inc. for the six months ended June 30, 2001, and the operations of Meteor Enterprises, Inc. for the four ended April 30, 2001.

These pro forma financial statements are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been consummated at the beginning of the year.

The pro forma combined statement of operations should be read in conjunction with the historical financial statements and notes thereto of Meteor Enterprises, Inc. and of Capco Energy, Inc.

The proforma combined financial statements for the year ended December 31, 2000 are included in the Company's amended Form 8-K dated April 27, 2001.

Effective April 30, 2001, Capco Energy, Inc. closed on its acquisition of all of the outstanding common stock of MEI. The purchase price for the common stock was $5.5 million paid in the form of $4.7 million cash, of which purchaser borrowed $1.7 million and sold $3.0 million of marketable securities, $0.3 million of Meteor Industries, Inc. common stock, and $0.5 million in a note payable to the seller. Capco had $1,744,000 of debt due to MEI, of which upon the acquisition MEI relieved Capco of the debt, so Capco has treated the cancellation debt as reduction in the purchase price to $3,756,000.

Pro Forma Entries

     a. Entry to eliminate inter-company notes payable, receivables and interest income and expense.

     b. Entry to adjust depreciation expense for the reduction in fixed assets value.

                             CAPCO ENERGY, INC. AND
                             METEOR ENTERPRISES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Six Months Ended June 30, 2001
            (Dollars in Thousands, except for per share information)

                                                                    PRO FORMA       PRO FORMA
                                           CAPCO        METEOR       ENTRIES       CONSOLIDATED
                                         ----------   ----------   ----------      ------------
Net sales                                $   28,642   $   55,402   $        -      $   84,044
Cost of sales, excluding depreciation        25,029       49,149            -          74,178
                                         ----------   ----------   ----------      ----------
   Gross profit                               3,613        6,253            -           9,866
                                         ----------   ----------   ----------      ----------
Selling, general and administrative
  expenses                                    3,811        8,047            -          11,858
Depreciation and amortization                   544          658         (114) (b)      1,088
                                         ----------   ----------   ----------      ----------
   Total operating expenses                   4,355        8,705         (114)         12,946
                                         ----------   ----------   ----------      ----------
Income from operations                         (742)      (2,452)         114          (3,080)
                                         ----------   ----------   ----------      ----------
Other income and (expenses)
  Interest income                                68          170          (38) (a)        200
  Interest expense                             (471)        (531)          38  (a)       (964)
  Other                                          (2)        (706)           -            (708)
  Gain on sale of assets                      6,101          (45)           -           6,056
                                         ----------   ----------   ----------      ----------
    Total other income and (expenses)         5,696       (1,112)           -           4,584
                                         ----------   ----------   ----------      ----------
Income (loss)  before income taxes and
  minority interest                           4,954       (3,564)         114           1,504
Income tax (benefit) expense                     34          290            -             324
Minority interest                                (1)      (2,080)           -          (2,081)
Equity loss in investments                     (225)           -            -            (225)
                                         ----------   ----------   ----------      ----------
   Net income (loss)                     $    4,762   $   (5,354)  $      114      $     (478)
                                         ==========   ==========   ==========      ==========
Income per share
   Basic and diluted                     $     0.25                                $    (0.02)
                                         ==========                                ==========
Weighted average shares outstanding
   Basic and diluted                     19,266,178                                19,266,178
                                         ==========                                ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's acquisition of CRL, CRC and Meteor Enterprises, Inc., including synergies in the form of increased revenues, decreased expenses and avoiding expenses and expenditures that are expected to be realized by Capco as a result of the acquisitions, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from oil and gas activities were $0.9 million in 2001 compared to $0.6 million in 2000. This increase is primarily due to production from the Caplen Field in Galveston County, Texas that was acquired by the Company in March 2000. On a barrel of oil equivalent ("BOE") basis, the Company's total production increased to 28,865 BOE in 2001 from 22,531 BOE in 2000. The average sales price received per BOE increased to $28.10 in 2001 from $25.72 in 2000. Capco's cost of sales were $0.5 million in 2001 compared to $0.3 million in 2000. This increase is primarily due to the increase in production volumes and expenditures incurred in connection with well remediation activities initiated by the Company in its efforts to increase production. Selling, general and administrative ("SG&A") costs were $1.0 million in 2001 compared to $0.6 million in 2000. Personnel costs increased $0.2 million as the Company hired additional employees for the increase in business activity and to lessen its utilization of third party consultants. Expenses attributable to outside services decreased $0.1 million. SG&A costs in 2001 also include a provision for uncollectible accounts receivable in the amount of $0.3 million. Depreciation, depletion and amortization was $0.3 million in 2001 compared to $0.2 million in 2000. This change is due to the increases in production quantities and capital costs recorded by the Company in its full cost pool for oil and gas properties. Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

REFINED PRODUCT DISTRIBUTION SEGMENT

Capco's revenues from refined product distribution segment were $27.8 million for the six months ended June 30, 2001 and $-0- in 2000. The increase is due to the purchase of Meteor Enterprises, Inc.

Gross profit for the six months ended June 30, 2001 and 2000, was $3.3 million and $-0-, respectively. The increase is due to the purchase of Meteor Enterprises, Inc.

Selling, general, and administrative expenses were $2.8 million for the six months ended June 30, 2001, compared to $-0- for the six months ended June 30, 2000. The increase is due to the purchase of Meteor Enterprises, Inc.

Depreciation and amortization for the six months ended June 30, 2001, was $0.3 million compared to $-0- for the six months ended June 30, 2000. The increase is due to the purchase of Meteor Enterprises, Inc.

OTHER ITEMS

Interest expense increased to $0.5 million in 2001 from $0.2 million in 2000. This increase is attributable to the increase in long term debt balances outstanding during the respective periods. Gain on sale of assets increased to $6.1 million in 2001 from $0.4 million in 2000 as the Company sold marketable securities for working capital and to provide funding for its acquisitions.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from its oil and gas activities were $0.5 million in 2001 compared to $0.5 million in 2000. A decrease in quantities produced and sold, was offset by an increase in the sales price of such production. On a barrel of oil equivalent ("BOE") basis, the Company's total production decreased to 15,405 BOE in 2001 from 19,859 BOE in 2000. The average sales price received per BOE increased to $27.45 in 2001 from $25.93 in 2000. Capco's cost of sales were $0.3 million in 2001 compared to $0.1 million in 2000. This increase is primarily due to expenditures incurred in connection with well remediation activities initiated by the Company in its efforts to increase production. In 2000, expenditures in the amount of $0.1 million were reclassified to the Company's full cost pool. Selling, general and administrative ("SG&A") costs were $0.7 million in 2001 compared to $0.4 million in 2000. Personnel costs increased as the Company hired additional employees for the increase in business activity and to lessen its utilization of third party consultants. Expenses attributable to outside services decreased. SG&A costs in 2001 also include a provision for uncollectible accounts receivable in the amount of $0.3 million. Depreciation, depletion and amortization was $0.1 million in 2001 compared to $0.2 million in 2000. This change is due principally to a decrease in cost depletion as a result of the decrease in production quantities to 15,405 BOE in 2001 from 19,859 in 2000.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

REFINED PRODUCT DISTRIBUTION SEGMENT

Capco revenues from its refined distribution segment were $27.8 million for the three months ended June 30, 2001 and $-0- in 2000. The increase is due to the purchase of Meteor Enterprises, Inc.

Gross profit for the three months ended June 30, 2001 and 2000, was $3.3 million and $-0-, respectively. The increase is due to the purchase of Meteor Enterprises, Inc.

Selling, general, and administrative expenses were $2.8 million for the three months ended June 30, 2001, compared to $-0- for the three months ended June 30, 2000. The increase is due to the purchase of Meteor Enterprises, Inc.

Depreciation and amortization for the three months ended June 30, 2001, was $0.2 million compared to $-0- for the three months ended June 30, 2000. The increase is due to the purchase of Meteor Enterprises, Inc.

OTHER ITEMS

Interest expense increased to $0.3 million in 2001 from $0.1 million in 2000. This increase is attributable to the increase in long term debt balances outstanding during the respective periods. Gain on sale of assets increased to $4.1 million in 2001 from $0.4 million in 2000 as the Company sold marketable securities for working capital and to provide funding for its acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had a working capital deficit of $0.1 million.

Net cash used in operating activities totaled $2.4 million for the six months ended June 30, 2001, compared to $0.8 million cash used in the six months ended June 30, 2000. This increase in cash used in operating activities is principally related to changes in working capital.

Net cash provided by investing activities totaled $2.6 million for the six months ended June 30, 2001, compared to cash used of $0.3 million for the six months ended June 30, 2000. The increase in cash provided by investing activities is principally related to proceeds from sale of marketable securities.

Net cash used in financing activities totaled $0.6 million for the six months ended June 30, 2001, compared to cash provided of $1.0 million for the six months ended June 30, 2000. This decrease in cash provided by financing activities is primarily related to payments made on the revolving credit facility and on long-term debt.

The Company has a revolving bank credit facility with a maximum commitment of $12.5 million, which expires on December 31, 2002. The amount available under the revolving credit facility is a function of the sum of eligible accounts receivable and inventory as defined by the revolving credit agreement up to the maximum commitment. Advances requested by the Company are subject to an interest rate of the lender's base rate plus 0.5% (6.75% and 9.25% at June 30, 2001 and June 30, 2000, respectively). Additionally, the Company pays a commitment fee of 0.25% of the maximum commitment. The revolving credit facility is collateralized by the Company's trade receivables and inventory. At June 30, 2001, the borrowing base was approximately $1.0 million. $9.6 million was borrowed against the facility and is recorded as a current liability. During the quarter the Company was out of compliance with several debt covenants and the Company obtained waivers from the lender for noncompliance.

The Company has various loans with banks, suppliers and individuals, which require principal payments of $4.9 million in 2001.

The Company is obligated to pay lease costs of approximately $11.0 million in 2001 for land, building, facilities and equipment.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. Included in selling, general and administrative expenses for the three months ended June 30, 2001 and 2000, is $67,000 and $95,000, respectively, for site assessment, related cleanup costs and regulatory compliance.

The Company sells most of its oil production to certain major oil companies. However, in the event these purchasers discontinued oil purchases, Capco has made contact with other purchasers who would purchase the oil.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $12.5 million revolving credit facility. Because the interest rate on this facility is variable, based upon the lender's base rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2001, would be an annual increase or decrease of approximately $117,000 in interest expense and a corresponding decrease or increase of approximately $70,000 in the Company's net income (loss) after taxes.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b)  Reports on Form 8-K.

     The Company filed a Form 8-K April 27, 2001, reporting the acquisition of all the outstanding stock of Meteor Enterprises, Inc.

     The Company filed an Amendment No.1 dated April 27, 2001, to the Form 8-K dated April 27, 2001, incorporating the financial statements reported in Item 7(a).

     The Company filed an Amendment No.2 dated April 27, 2001, to the Form 8-K dated April 27,2001, amending the proforma financial information required by
Item 7(b).

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPCO ENERGY, INC.


Dated: August 14, 2001             By: /s/ Dennis R. Staal
                                       Dennis R. Staal, Chief
                                       Financial and Accounting Officer