Form 10QSB
period 2001-09-30
CAPCO ENERGY INC
filed 2001-11-19
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2001.

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

                            X       Yes                 No

There were 19,287,792 shares of the Registrant's $.001 par value common stock outstanding as of November 12, 2001.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                             (Dollars in Thousands)

                                                            September 30,
                                                                2001
                                                            ------------
                                                            (Unaudited)
Current Assets:
  Cash                                                      $     206
  Restricted cash                                               1,067
  Investment in equity securities - marketable                  4,689
  Accounts receivables-trade, net of
    allowance of $284                                          13,854
  Accounts receivables, related parties                           506
  Notes receivable                                                 17
  Inventory, net                                                3,653
  Deferred tax asset - current portion                          1,153
  Other current assets                                            710
                                                            ---------

     Total Current Assets                                      25,855


Property, Plant and Equipment, net                             15,915


Other Assets:
  Notes receivable, net                                            45
  Investments under equity method                               2,176
  Other assets                                                    739
                                                            ---------
                       Total Assets                         $  44,730
                                                            =========





    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                            September 30,
                                                               2001
                                                            ------------
                                                            (Unaudited)
Current Liabilities:
  Accounts payable, trade                                   $   9,539
  Revolving credit facility                                     8,303
  Current maturities, long-term debt                            4,550
  Book overdraft                                                  984
  Accrued expenses                                              1,516
  Taxes payable                                                 1,110
  Accounts payable, related parties                               182
                                                            ---------
     Total Current Liabilities                                 26,184
                                                            ---------

Non-current Liabilities:
  Long term debt, less current maturities                       8,449
  Deferred tax liability                                        1,120
                                                            ---------
     Total Non-current Liabilities                              9,569
                                                            ---------

     Total Liabilities                                         35,753
                                                            ---------
Minority Interests in Consolidated Subsidiaries                   714
                                                            ---------

Commitments and Contingencies (Note 5)                             --

Stockholders' Equity:
Preferred stock, $1.000 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                 293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,287,792 shares issued and outstanding                         19
Additional paid in capital                                        764
Cumulative other comprehensive income                             817
Retained earnings                                               6,370
                                                            ---------
     Total Stockholders' Equity                                 8,263
                                                            ---------
     Total Liabilities and
     Stockholders' Equity                                   $  44,730
                                                            =========

    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2001 and 2000
                     (Dollars in Thousands except per share)

                                                 2001           2000
                                               --------       --------
                                              (Unaudited)    (Unaudited)

Sales                                          $ 38,690        $   371
Cost of sales                                    33,162             97
                                               --------       --------
     Gross profit                                 5,528            274
                                               --------       --------

Selling, general and administrative expenses      4,599            265
Depreciation and amortization                       651             93
                                               --------       --------
     Total operating expenses                     5,250            358
                                               --------       --------
Income (loss) from operations                       278           ( 84)

Other Income (Expenses)
  Interest income                                    25             23
  Interest expense                                 (440)          (147)
  Gain on sale of marketable securities
    and assets                                       95            553
  Other                                             (97)            --
                                               --------       --------
     Total other income (expenses)                 (417)           429
                                               --------       --------

Equity  in losses of investees                       (4)          (195)
Income tax expense                                  (49)            --
Minority interest                                     2             --
                                               --------       --------
     Net (loss) income                             (190)           150

Other comprehensive income (loss)-net of tax
  Foreign currency translation adjustment             3            (43)
  Unrecognized gain (loss) from investments-
    marketable securities                        (1,693)         3,171
                                               --------       --------
     Comprehensive (loss) income               $ (1,880)      $  3,278
                                               ========       ========
Income (loss) per share
  Basic and diluted                            $   (.01)      $    .01
                                               ========       ========

Weighted average common share
  and common share equivalents
  Basic and diluted                          19,252,118     21,681,129
                                             ==========     ==========

  Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 2001 and 2000
                     (Dollars in Thousands except per share)

                                                    2001          2000
                                                  --------       -------
                                                 (Unaudited)    (Unaudited)

Sales                                             $ 67,332       $   973
Cost of sales                                       58,191           361
                                                  --------       -------
     Gross profit                                    9,141           612
                                                  --------       -------

Selling, general and administrative expenses         8,410           869
Depreciation and amortization                        1,195           245
                                                  --------       -------
     Total operating expenses                        9,605         1,114
                                                  --------       -------

Loss from operations                                  (464)         (502)

Other Income (Expenses)
  Interest income                                       93            44
  Interest expense                                    (911)         (347)
  Gain on sale of assets                             6,196           941
  Other                                                (99)           --
                                                  --------       -------
     Total other income (expenses)                   5,279           638
                                                  --------       -------

Equity in losses of  investees                        (229)       (1,098)
Income tax expense                                     (15)           --
Minority interest                                        1            --
                                                  --------       -------
     Net income (loss)                               4,572          (962)

Other comprehensive income (loss)-net of tax
  Foreign currency translation adjustment                3           (36)
  Unrecognized gain (loss) from investments-
    marketable securities                           (7,705)       11,093
                                                 ---------      --------
     Comprehensive (loss) income                 $  (3,130)     $ 10,095
                                                 =========      ========
Income (loss) per share
  basic and diluted                              $     .24      $   (.05)
                                                 =========      ========
Weighted average common share
  and common share equivalents
  basic and diluted                             19,261,440    18,596,869
                                                ==========    ==========

   Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                             (Dollars in Thousands)

                                                     2001            2000
                                                    ------          ------
                                                 (Unaudited)     (Unaudited)
Cash Flows used in Operating Activities:
  Net income (loss)                                $ 4,572        $   (962)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation, depletion and amortization         1,195             245
    Gain on sale of assets                          (6,196)           (941)
    Equity in losses of investees                      229           1,098
    Other non-cash income items                         30              --
    Changes in Assets and Liabilities:
     (Increase) decrease in assets:
      Accounts receivable, trade                    (2,018)           (322)
      Inventory, net                                   187              --
      Other assets                                     (38)            (19)
     Increase (decrease) in liabilities:
      Accounts payable, trade                        1,010             332
      Accrued expenses                                (330)            511
      Taxes payable                                    845              --
                                                   -------        --------
       Net cash used in operating
        activities                                    (514)            (58)
                                                   -------        --------

Cash Flows from Investing Activities:
  Cash proceeds from sale of property, plant
    and equipment                                       41              --
  Acquisition, net of cash received                 (4,269)            (37)
  Purchase of property, plant and equipment         (2,149)           (503)
  Investment                                           110          (1,203)
  Proceeds from sale of marketable securities        8,125             941
  Purchases of marketable securities                  (362)             --
  Payments on note receivable                          220              --
                                                   -------        --------
     Net cash provided by (used in)
       investing activities                          1,716            (802)
                                                   -------        --------



                         Continued on next page

                      CAPCO ENERGY, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               For the nine months ended September 30, 2001 and 2000
                            (Dollars in Thousands)

                                                    2001          2000
                                                   ------        ------
                                                 (Unaudited)   (Unaudited)

Cash Flows from Financing Activities:
  Borrowings on revolving
    credit facilities, net                         $     43     $     --
  Decrease in book overdraft                           (539)          --
  Payments on long-term debt                         (5,909)        (609)
  Proceeds from long-term debt                        4,421        1,362
  Proceeds from sale of stock                            --           74
  Decrease in restricted cash                           702           --
  Retirement of company stock                          (128)          --
                                                   --------     --------
     Net cash (used in) provided by
      financing activities                           (1,410)         827
                                                   --------     --------
Net decrease in cash and
  equivalents                                          (208)         (33)

Cash and equivalents, beginning of period               414           65
                                                   --------     --------

Cash and equivalents, end of period                $    206     $     32
                                                   ========     ========








    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL DEVELOPMENT OF BUSINESS.

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production for and the sale of oil, gas and natural gas liquids and the sale of refined petroleum products. The Company's production activities are located principally in the United States. Capco's operations consist of three segments of business: oil and gas production, convenience store operations and distribution of refined petroleum products. The principal executive offices of the Company are located at 2922 East Chapman, Suite 202, Orange, California. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc. Capco's subsidiaries are Capco Resource Corporation ("CRC"), Capco Asset Management, Capco Resources Ltd. ("CRL") and Capco Monument LLC. Capco also had a significant ownership in Meteor Industries, Inc. ("MII").

Capco purchased Meteor Enterprises, Inc. ("MEI") from MII in April 2001 (Note
3). Effective December 31, 2000, MII had contributed substantially all of its assets and all of its businesses to its wholly owned subsidiary, MEI. The significant wholly owned subsidiaries of MEI are: Meteor Marketing, Inc., Graves Oil & Butane Co., Inc., Tri-Valley Gas Co. and Innovative Solutions and Technologies, Inc. MEI also owns 73% of Meteor Holdings LLC and 65% of Rocky Mountain Propane LLC ("RMP"), which is a non-consolidated subsidiary due to the fact that the company has voting and control interests that are less than 51%.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales' volumes. These significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom.

PRICE LEVEL CHANGES AND REVOLVING CREDIT FACILITY

The prices the Company pays for gasoline and diesel products are subject to market fluctuation and are not in the control of the Company. Prices for these products can and have fluctuated significantly. Higher product prices could have a significant impact on the Company's borrowing capabilities due to the generally faster timing required for payments to the Company's suppliers compared to the timing of collection of receivables from its customers. When necessary, the Company finances these working capital requirements through its revolving bank credit facility. This facility contains certain financial covenants, which are based on the Company's budgeted performance. If, as a result of price changes or other factors, the Company is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit facility could be limited. If that were to occur, the Company would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available. As of September 30, 2001, the Company was out of compliance with several debt covenants. As of the date of this report the lender has not indicated they plan to call the facility for out of compliance covenants. The Company plans to request from the lender a waiver of all out of compliance covenants at year-end. The Company has requested the lender to consider revising certain covenants that are out of compliance due to the write down of certain assets related to the acquisition of MEI.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

RESTRICTED CASH

The Company has revolving bank credit facilities, which require the use of depository accounts from which collected funds are transferred to the lender. The lender then applies these collections to the revolving credit facilities. The lender controls these accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt and revolving credit facility, also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

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

MAJOR CUSTOMER

One customer accounted for approximately 12% of the Company's net sales for the nine months ended September 30, 2001. This customer owed the Company approximately $1.2 million as of September 30, 2001.

INVESTMENT IN EQUITY SECURITIES

For equity securities that the Company i) does not exercise control in the investee and ii) expects to divest within a short period of time, the Company accounts for the investment under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For equity investments that the Company i) exercises control in the investee and ii) expects to hold for long term investment, the Company accounts for the investment under the provisions of Accounting Principles Board Opinion ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock".

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

DEPRECIATION AND DEPLETION

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis for those countries with oil and gas production. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at September 30, 2001.

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

COMMON STOCK

During the quarter ended March 31, 2001, the Company had the following equity transactions:

Issued 12,500 shares of the Company's Common Stock for the relief of $6,250 of liabilities owed to a consultant; paid $108,138 and transferred an equity interest in CRL at a cost basis of $8,834 for the acquisition, and cancellation, of 143,717 shares of the Company's Common Stock; acquired for cancellation 640,217 shares of the Company's Common Stock from SEDCO, a related party, in exchange for an oil and gas property interest at a cost basis of $50,220, and for 51,600 shares of marketable securities owned by the Company with a current market value of $671,984, less indebtedness in the amount of $126,802 related to the marketable securities. All shares were issued at values that approximate the fair market value of the stock on the date of issuances.

During the quarter ended June 30, 2001, the Company had the following equity transactions:

Paid $20,000 for the cancellation of 21,500 shares of Common Stock; issued 7,658 shares of Common Stock for an equity interest in CRL at a cost basis of $4,863; and issued 15,000 shares of Common Stock for consulting services in the amount of $13,500, which approximates the fair market value of the stock on the date of issuance.

During the quarter ended September 30, 2001, the Company had the following equity transactions:

Issued 198,000 shares of Common Stock for consulting services in the amount of $135,420, which approximates the fair market value of the stock on the date of issuance.

REVENUE RECOGNITION

Revenue from product sales is recognized when the product is delivered. Revenue from services is recognized when the services are performed and billable.

STOCK BASED COMPENSATION

The Company accounts for employee stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2001 and 2000, the Company has other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classified as available-for-sale.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Certain reclassifications for the prior year have been made to conform to current year presentation.

NOTE 3 - ACQUISITION OF METEOR ENTERPRISES, INC.

Capco purchased MEI from MII for $5.5 million and assumption of certain environmental liabilities and other indemnities. MEI owned substantially all of MII's assets (see Note 1); excluded were 400,000 shares of Active IQ Technologies, Inc.'s common stock and certain amounts of cash, which remained in MII Also, MEI contains all of the liabilities of MII, except those associated with certain costs. Capco's financial statements reflect the operations of MEI since April 30, 2001, the date of acquisition. Pro forma information as if the transaction had taken place at the beginning of the period is disclosed in Note 7 to these financial statements.

Effective April 30, 2001, Capco Energy, Inc. closed on its acquisition of all of the outstanding common stock of MEI. The purchase price for the common stock was $5.5 million paid in the form of $4.7 million cash, of which Capco borrowed $1.7 million and sold $3.0 million of marketable securities, $0.3 million of MII common stock, and $0.5 million in a note payable to the seller. At the time of the acquisition, Capco had $1.7 million of debt due to MEI. Upon closing of the acquisition MEI relieved Capco of the debt. Capco has treated the cancellation of debt as a reduction in the purchase price, resulting in a net acquisition cost of $3.8 million.

The acquisition of MEI has been accounted for using the purchase method of accounting and accordingly the total purchase price has been allocated on the basis of the fair values of the assets acquired and liabilities assumed. The components of the purchase price and its allocation to the assets and liabilities of MEI, pending final appraised value, are as follows:

                                               (Dollars in thousands)
                                               ----------------------
Components of purchase price:
  Consideration paid                                $  5,500
  Notes payable, cancelled                            (1,744)
                                                    --------

     Total purchase price                           $  3,756

Allocation of purchase price:
  Stockholder's equity of Meteor Enterprises, Inc.    (7,767)
  Increase in inventories (elimination of LIFO
    reserve and adjustment to fair value)               (504)
  Increase in deferred income taxes (SFAS 109)         1,366
  Decrease in Saba Power Project                         690
                                                    --------

     Fair value of net assets in excess of
      purchase price (negative goodwill)              (2,459)

  Allocation of negative goodwill:
    Plant, property and equipment                      2,325
    Intangibles                                          134
                                                    --------

                                                    $    -0-
                                                    ========

NOTE 4 - EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding for the nine and three month periods ended September 30, 2001, would have increased for 1,587,448 and 1,578,986 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The Company's weighted average shares outstanding for the nine and three month periods ended September 30, 2000, would have increased for 984,310 and 1,600,362 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect.

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


NOTE 6 -- BUSINESS SEGMENTS

During the nine months ended September 30, 2001, the Company operated in three business segments: oil and gas production, convenience store operations and distribution of refined petroleum products.

The oil and gas production segment would be the typical "upstream" activities of an energy company, consisting of the production and sale of oil, gas and natural gas liquids.

The convenience store operation consists of retail sales of gasoline and diesel fuels and grocery items.

The distribution of refined petroleum products segment would be the typical "downstream" activities of an energy company, excluding refining. The Company sells diesel, gas, propane, lubricants, antifreeze and other refined products.

Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. The most significant factors used by management in evaluating the operating performance are net sales, gross profit, selling, general and administrative, and depletion, depreciation and amortization as presented below:

                                       Three Months           Nine Months
                                    Ended September 30,   Ended September 30,
                                     2001        2000      2001        2000
                                     ----        ----      ----        ----
                                            (Dollars in thousands)
                                                 (Unaudited)
Oil and Gas Production:
  Net sales                        $    433    $   371   $  1,273    $   973
  Gross profit                          242        274        585        612
  Selling, general and
   administrative                        56         68        142        189
  Depreciation, depletion
   and amortization                     135         93        338        245

Convenience Store Operation:
  Net sales                        $  1,260    $    --   $  1,260    $    --
  Gross profit                          179         --        179         --
  Selling, general and
    Administrative                      200         --        200         --

Refined Product Distribution:
  Net sales                        $ 37,425    $    --   $ 65,227    $    --
  Gross profit                        5,107         --      8,377         --
  Selling, general and
    administrative                    3,926         --      6,759         --
  Depreciation, depletion
   and amortization                     516         --        857         --

Corporate and other:
  Selling, general and
    Administrative                 $    417    $   197   $  1,309    $   680

Income  (loss) from operations          278        (84)      (464)      (502)

Reconciliation to net income (loss):
  Other income (expenses)          $   (417)   $   429   $  5,279    $   638
  Equity in losses of investees          (4)      (195)      (229)    (1,098)
  Income tax benefit (expense)          (49)        --        (15)        --
  Minority interest                       2         --          1        --

  Net income (loss)                $   (190)   $   150  $   4,572    $  (962)

NOTE 7 -- PRO FORMA FINANCIAL INFORMATION (Unaudited)

Effective April 30, 2001, Capco Energy, Inc. closed on its acquisition of all of the outstanding common stock of MEI, which acquisition has been accounted for under the purchase method of accounting. The purchase price for the common stock was $5.5 million paid in the form of $4.7 million cash, of which Capco borrowed $1.7 million and sold $3.0 million of marketable securities, $0.3 million of MII common stock, and $0.5 million in a note payable to the seller. At the time of the acquisition, Capco had $1.7 million of debt due to MEI. Upon closing of the acquisition MEI relieved Capco of the debt. Capco has treated the cancellation of debt as a reduction in the purchase price, resulting in a net acquisition cost of $3,756,000.

The accompanying pro forma information combines the activities of Capco Energy, Inc. and MEI for the periods described.

The pro forma consolidated statement of operations for the nine months ended September 30, 2001, is presented as if the acquisition had occurred on January 1, 2001, and includes the statement of operations of Capco Energy, Inc.
for the nine months ended September 30, 2001, and the operations of MEI for the four months ended April 30, 2001.

The pro forma consolidated statement of operations for the nine months ended September 30, 2000, is presented as if the acquisition had occurred on January 1, 2000, and includes the statements of operations of Capco Energy, Inc.
and MEI for the nine months ended September 30, 2000.

These pro forma financial statements are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been consummated at the beginning of the respective periods.

The pro forma consolidated statements of operations should be read in conjunction with the historical financial statements and notes thereto of MEI and of Capco Energy, Inc.

The proforma consolidated financial statements for the year ended December 31, 2000, are included in the Company's amended Form 8-K dated April 27, 2001.

Pro Forma Entries

     a.   Entry to eliminate inter-company interest income and expense.

     b. Entry to adjust depreciation expense for the reduction in fixed assets value.


                             CAPCO ENERGY, INC. AND
                            METEOR ENTERPRISES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 30, 2001
            (Dollars in Thousands, except for per share information)

                                                                    PRO FORMA       PRO FORMA
                                           CAPCO        METEOR       ENTRIES       CONSOLIDATED
                                         ----------   ----------   ----------      ------------
                                         (Unaudited)  (Unaudited)  (Unaudited)     (Unaudited)
Net sales                                $   67,332   $   55,402   $        -      $  122,734
Cost of sales, excluding depreciation        58,191       49,149            -         107,340
                                         ----------   ----------   ----------      ----------
   Gross profit                               9,141        6,253            -          15,394
                                         ----------   ----------   ----------      ----------
Selling, general and administrative
  expenses                                    8,410        8,047            -          16,457
Depreciation and amortization                 1,195          658         (114) (b)      1,739
                                         ----------   ----------   ----------      ----------
   Total operating expenses                   9,605        8,705         (114)         18,196
                                         ----------   ----------   ----------      ----------
Loss from operations                         (464)      (2,452)           114          (2,802)
                                         ----------   ----------   ----------      ----------
Other income and (expenses)
  Interest income                                93          170          (38) (a)        225
  Interest expense                             (911)        (531)          38  (a)     (1,404)
  Other                                         (99)        (706)           -            (805)
  Gain on sale of assets                      6,196          (45)           -           6,151
                                         ----------   ----------   ----------      ----------
    Total other income and (expenses)         5,279       (1,112)           -           4,167
                                         ----------   ----------   ----------      ----------
Income (loss) before income taxes and
  minority interest                           4,815       (3,564)         114           1,365
Income tax (benefit) expense                    (15)         290            -             275
Minority interest                                 1       (2,080)           -          (2,079)
Equity in losses of investees                  (229)           -            -            (229)
                                         ----------   ----------   ----------      ----------
   Net income (loss)                     $    4,572   $   (5,354)  $      114      $     (668)
                                         ==========   ==========   ==========      ==========

Income (loss) per share
   Basic and diluted                     $     0.24                                $    (0.03)
                                         ==========                                ==========

Weighted average shares outstanding
   Basic and diluted                     19,261,440                                19,261,440
                                         ==========                                ==========

                             CAPCO ENERGY, INC. AND
                            METEOR ENTERPRISES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 30, 2000
            (Dollars in Thousands, except for per share information)

                                                                    PRO FORMA       PRO FORMA
                                           CAPCO        METEOR       ENTRIES       CONSOLIDATED
                                         ----------   ----------   ----------      ------------
                                         (unaudited)  (unaudited)  (unaudited)     (unaudited)
Net sales                                $      973   $  144,108   $        -      $  145,081
Cost of sales, excluding depreciation           361      127,438            -         127,799
                                         ----------   ----------   ----------      ----------
   Gross profit                                 612       16,670            -          17,282
                                         ----------   ----------   ----------      ----------
Selling, general and administrative
  expenses                                      869       13,529            -          14,398
Depreciation and amortization                   245        1,780         (256) (b)      1,769
                                         ----------   ----------   ----------      ----------
   Total operating expenses                   1,114       15,309         (256)         16,167
                                         ----------   ----------   ----------      ----------
Income (loss) from operations                  (502)       1,361          256           1,115
                                         ----------   ----------   ----------      ----------
Other income and (expenses)
  Interest income                                44          276          (85) (a)        235
  Interest expense                             (347)      (1,095)          85  (a)     (1,357)
  Other                                                     (884)           -            (884)
  Gain on sale of assets                        941            6            -             947
                                         ----------   ----------   ----------      ----------
    Total other income and (expenses)           638       (1,697)           -          (1,059)
                                         ----------   ----------   ----------      ----------
Income (loss) before income taxes and
  minority interest                             136         (336)         256              56
Income tax (benefit) expense                      -         (153)           -            (153)
Minority interest                                 -          368            -             368
Equity in losses of investees                (1,098)           -            -          (1,098)
                                         ----------   ----------   ----------      ----------
   Net (loss)                            $     (962)  $     (551)  $      256      $   (1,257)
                                         ==========   ==========   ==========      ==========

Loss per share
   Basic and diluted                     $    (0.05)                               $    (0.07)
                                         ==========                                ==========

Weighted average shares outstanding
   Basic and diluted                     18,596,869                                18,596,869
                                         ==========                                ==========

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's acquisition of CRL, CRC and MEI, including synergies in the form of increased revenues, decreased expenses and avoiding expenses and expenditures that are expected to be realized by Capco as a result of the acquisitions, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

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

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from oil and gas activities were $1.3 million in 2001 compared to $1.0 million in 2000. This increase is primarily due to production from the Caplen Field in Galveston County, Texas that was acquired by the Company in March 2000. On a barrel of oil equivalent ("BOE") basis, the Company's total production increased to 46,540 BOE in 2001 from 35,556 BOE in 2000. The average sales price received per BOE increased to $26.47 in 2001 from $26.38 in 2000. Capco's cost of sales were $0.7 million in 2001 compared to $0.4 million in 2000. This increase is primarily due to the increase in production volumes and expenditures incurred in connection with well remediation activities initiated by the Company in its efforts to increase production. Depreciation, depletion and amortization was $0.3 million in 2001 compared to $0.2 million in 2000. This change is due to the increases in production quantities and capital costs recorded by the Company in its full cost pool for oil and gas properties.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.


CONVENIENCE STORE OPERATIONS

Effective August 1, 2001, the Company assumed the operations of nine convenience stores located in New Mexico and Colorado from an affiliate. Sales, cost of sales and general and administrative expenses during the period ended September 30, 2001, totaled $1.3 million, $1.1 million and $0.2 million, respectively.


REFINED PRODUCT DISTRIBUTION SEGMENT

Capco's revenues from refined product distribution segment were $65.2 million for the nine months ended September 30, 2001 and $-0- in 2000. The increase is due to the purchase of MEI.

Gross profit for the nine months ended September 30, 2001 and 2000, was $8.4 million and $-0-, respectively. The increase is due to the purchase of MEI.

Selling, general, and administrative expenses were $6.8 million for the nine months ended September 30, 2001, compared to $-0- for the nine months ended September 30, 2000. The increase is due to the purchase of MEI.

Depreciation and amortization for the nine months ended September 30, 2001, was $0.9 million compared to $-0- for the nine months ended September 30, 2000. The increase is due to the purchase of MEI.

OTHER ITEMS

Selling, general and administrative ("SG&A") costs were $1.3 million in 2001 compared to $0.7 million in 2000. Personnel costs increased $0.3 million as the Company hired additional employees for the increase in business activity and to lessen its utilization of third party consultants. Expenses attributable to third party services decreased $0.1 million. SG&A costs in 2001 also include a write off for uncollectible accounts receivable in the amount of $0.2 million. Interest expense increased to $0.9 million in 2001 from $0.3 million in 2000. This increase is attributable to the increase in long-term debt balances outstanding during the respective periods. Gain on sale of assets increased to $6.2 million in 2001 from $0.9 million in 2000 as the Company sold marketable securities for working capital and to provide funding for its acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from its oil and gas activities were $0.4 million in 2001 compared to $0.4 million in 2000. On a barrel of oil equivalent ("BOE") basis, the Company's total production increased to 17,675 BOE in 2001 from 13,025 BOE in 2000. The average sales price received per BOE decreased to $23.81 in 2001 from $27.51 in 2000. Capco's cost of sales were $0.2 million in 2001 compared to $0.1 million in 2000. This increase is primarily due to expenditures incurred in connection with well remediation activities initiated by the Company in its efforts to increase production. Depreciation, depletion and amortization was $0.1 million in 2001 compared to $0.1 million in 2000. This change is due principally to a decrease in cost depletion as a result of the decrease in production quantities to 15,405 BOE in 2001 from 19,859 in 2000.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.


CONVENIENCE STORE OPERATIONS

Effective August 1, 2001, the Company assumed operations of nine convenience stores located in New Mexico and Colorado from an affiliate. Sales, cost of sales and general and administrative expenses during the period ended September 30, 2001, totaled $1.3 million, $1.1 million and $0.2 million, respectively


REFINED PRODUCT DISTRIBUTION SEGMENT

Capco revenues from its refined distribution segment were $37.4 million for the three months ended September 30, 2001 and $-0- in 2000. The increase is due to the purchase of MEI.

Gross profit for the three months ended September 30, 2001 and 2000, was $5.1 million and $-0-, respectively. The increase is due to the purchase of MEI.

Selling, general, and administrative expenses were $3.9 million for the three months ended September 30, 2001, compared to $-0- for the three months ended September 30, 2000. The increase is due to the purchase of MEI.

Depreciation and amortization for the three months ended September 30, 2001, was $0.5 million compared to $-0- for the three months ended September 30, 2000. The increase is due to the purchase of MEI.


OTHER ITEMS

Selling, general and administrative ("SG&A") costs were $0.4 million in 2001 compared to $0.2 million in 2000. Personnel costs increased as the Company hired additional employees for the increase in business activity and to lessen its utilization of third party consultants. Expenses attributable to outside services decreased. SG&A costs in 2001 also include a write off for uncollectible accounts receivable in the amount of $0.3 million. Interest expense increased to $0.4 million in 2001 from $0.1 million in 2000. This increase is attributable to the increase in long-term debt balances outstanding during the respective periods. Gain on sale of assets decreased to $0.1 million in 2001 from $0.6 million in 2000, as the Company did not sell as many marketable securities for working capital and to provide funding for its acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had a working capital deficit of $0.3 million.

Net cash used in operating activities totaled $0.5 million for the nine months ended September 30, 2001, compared to $0.1 million cash used in the nine months ended September 30, 2000. This increase in cash used in operating activities is principally related to changes in working capital.

Net cash provided by investing activities totaled $1.7 million for the nine months ended September 30, 2001, compared to cash used of $0.8 million for the nine months ended September 30, 2000. The increase in cash provided by investing activities is principally related to proceeds from sale of marketable securities, offset by acquisitions.

Net cash used in financing activities totaled $1.4 million for the nine months ended September 30, 2001, compared to cash provided of $.8 million for the nine months ended September 30, 2000. This decrease in cash provided by financing activities is primarily related to payments made on long-term debt.

The Company has a revolving bank credit facility with a maximum commitment of $12.5 million, which expires on December 31, 2002. The amount available under the revolving credit facility is a function of the sum of eligible accounts receivable and inventory as defined by the revolving credit agreement up to the maximum commitment. Advances requested by the Company are subject to an interest rate of the lender's base rate plus 0.5% (6.00% and 9.50% at September 30, 2001 and September 30, 2000, respectively). Additionally, the Company pays a commitment fee of 0.25% of the maximum commitment. The revolving credit facility is collateralized by the Company's trade receivables and inventory. At September 30, 2001, the borrowing base was approximately $9.7 million. $8.3 million was borrowed against the facility and is recorded as a current liability. As of September 30, 2001, the Company was out of compliance with several debt covenants. As of the date of this report the lender has not indicated they plan to call the facility for out of compliance covenants. The Company plans to request from the lender a waiver of all out of compliance covenants at year-end. The Company has requested the lender to consider revising certain covenants that are out of compliance due to the write down of certain assets related to the acquisition of MEI.

The Company has various loans with banks, suppliers and individuals, which require principal payments of $4.6 million in the next year.

The Company is obligated to pay lease costs of approximately $1.0 million during the twelve-month period ending September 30, 2002, for land, building, facilities and equipment.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. Included in selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000, is $69,000 and $-0-, respectively, for site assessment, related cleanup costs and regulatory compliance.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $12.5 million revolving credit facility. Because the interest rate on this facility is variable, based upon the lender's base rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2001, would be an annual increase or decrease of approximately $130,000 in interest expense and a corresponding decrease or increase of approximately $78,000 in the Company's net income (loss) after taxes.


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

                                   CAPCO ENERGY, INC.


Dated: November 16, 2001       By: /s/ Dennis R. Staal
                                   ------------------------
                                   Dennis R. Staal, Chief Financial and
                                   Accounting Officer