Form 10QSB/A
period 2001-09-30
CAPCO ENERGY INC
filed 2002-01-17
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

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
                                         ==========                                ==========

NOTE 8 -- SUBSEQUENT EVENTS:

Effective November 1, 2001, the Company amended the April 20, 2001, consulting contract with Sayed Consulting, Inc. The April 20, 2001, agreement granted an option to acquire 350,000 shares of common stock at $1.00 per share, this option expired on September 30, 2001, if that option had been exercised the agreement granted an additional option to acquire 500,000 shares of common stock at $1.50 per share. The amended contract confirmed the grant of 150,000 shares of common stock (which was recorded as an expense of $109,500 in the third quarter), an option to acquire 500,000 shares of common stock at $0.93 per share expiring March 31, 2002, an option to acquire 600,000 shares of common stock at $1.15 per share expiring on June 30, 2002, and as long as the agreement is in force on December 31, 2002, and the previous options had been exercised, an additional option expiring March 31, 2003 to acquire 150,000 shares of common stock at $1.75 per share. The fair value of the options is $3,400 and it will be recorded as an expense in the fourth quarter.

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

                                   CAPCO ENERGY, INC.


Amendment No. 1
Dated: January 17, 2002         By: /s/ Dennis R. Staal
                                   ------------------------
                                   Dennis R. Staal, Chief Financial and
                                   Accounting Officer