Form 10KSB
period 2001-12-31
CAPCO ENERGY INC
filed 2002-04-15
CIK 354767

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2001

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

                          Yes   X      No

As of March 22, 2002,  19,228,074 shares of Common Stock were  outstanding.  The
aggregate   market  value  of  the  Common  Stock  of  the  Registrant  held  by non-affiliates on that date was approximately $4,163,000.

State Issuer's unofficial revenues for its most recent fiscal year: $95,844,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

DOCUMENTS INCORPORATED BY REFERENCE: See pages 26 to 27.

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

Capco Energy, Inc. ("Capco" or the "Company"), with its mailing address at 2922 East Chapman Avenue, Suite 202, Orange, California 92869, telephone number (714) 288-8230, was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company changed its name to Capco. Capco was organized for the purpose of engaging in oil and gas exploration, development and production activities, as well as petroleum marketing, and high technology business development.

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

In March 2000, the Company increased its investment in Capco Resources Ltd. ("CRL") to approximately 81.9% by the issuance of 11,867,558 shares of its Common Stock. From April 2000 through December 2001, the Company increased its equity position in CRL to 87.5% in exchange for issuing 1,006,950 Common Shares of the Company.

In October 2000, the Company consummated a private placement with Chaparral Resources, Inc. by tendering $3.0 million in cash for 1.6 million restricted shares of Chaparral. These restricted shares were then exchanged with CRL for all of the outstanding shares of Capco Asset Management, Inc. ("CAM"), a wholly-owned subsidiary of CRL.

In April 2001, the Company purchased Meteor Enterprises, Inc. ("MEI") from Meteor Industries, Inc. ("MII") for $5.6 million and assumption of certain environmental liabilities and other indemnities. Effective December 31, 2000, MII had contributed substantially all of its assets and all of its businesses to its wholly owned subsidiary, MEI. The significant wholly owned subsidiaries of MEI are: Meteor Marketing, Inc., Graves Oil & Butane Co., Inc., Tri-Valley Gas Co. and Innovative Solutions and Technologies, Inc. MEI also owns 73% of Meteor Holdings LLC and 61% of Rocky Mountain Propane LLC ("RMP").

In August 2001, the Company formed Capco Monument, LLC, and acquired the operation of convenience stores.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

Capco is an independent energy company engaged primarily in the acquisition, exploration, development, production for and the sale of oil, gas and natural gas liquids and the sale of refined petroleum products. Capco's operations consist of three segments of business: oil and gas production, convenience store operations and distribution of refined petroleum products.

OIL AND GAS PRODUCTION

Property Acquisition and Sales

Capco attempts to acquire developed and undeveloped oil and gas properties through the acquisition of leases and other mineral interests or through the acquisition of companies.

Effective February 2000, the Company entered into a Purchase and Sale Agreement with Samson Lone Star Limited Partnership to acquire a 63% working interest in the Caplen Field, Galveston, Texas, for a purchase price of $0.6 million including certain closing costs.

Effective December 30, 2000, the Company purchased from State Energy and Development Company, a 65% undivided working interest in the Kern Bluff Oil Field for a purchase price of $0.3 million. Under the agreement, the Company is obligated to drill a minimum of five wells, four of which will be drilled for developmental purposes at 1000 feet; the remaining well was drilled to a depth of 3,300 feet, and was a dry hole.

In December 2001, the Company increased its ownership in producing oil and gas properties in Kansas and Texas that it operated by acquiring working interests held by other owners in the properties. The total acquisition cost of $0.4 million was funded by cash payments, the assumption of accounts receivable owed by the sellers and production payables.

Equipment, Products and Raw Materials

Capco owns no drilling rigs and only drilled two wells in the last several years. Capco's principal products are crude oil and natural gas. Crude oil and natural gas are sold to various purchasers including pipeline companies which service the areas in which Capco's producing wells are located. Capco's business is seasonal in nature, to the extent that weather conditions at certain times of the year may affect its access to oil and gas properties and the demand for natural gas.

The existence of commercial oil and gas reserves is essential to the ultimate realization of value from properties, and thus may be considered a raw material essential to Capco's business.

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors, which are outside Capco's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other fuels, and the regulation of prices, production, transportation, and marketing by federal and state governmental authorities.

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

CONVENIENCE STORE OPERATIONS

Retail Store Operations

The Company's retail operations consist of ownership of seven retail outlets located in four different municipalities in New Mexico and Colorado. The retail outlets sell gasoline and diesel fuels and other petroleum products directly to the general public. The retail outlets also sell food, beverage and tobacco products as a convenience to their customers.

Typically, profit margins on gasoline and diesel sales are very small; profits are generated based on the quantity of product sold. In-store sales of food, beverage and tobacco products carry a higher profit margin, but the products are subject to carrying costs and spoilage.

Competition

The convenience store industry is highly competitive. Due to the low gross profit margins, most competitors operate a large number of locations in order to benefit from economies of scale and store name "branding". The Company is not able to take advantage of such economies of scale as its operations consist of the seven stores that are spread over a wide geographic area.

DISTRIBUTION OF REFINED PETROLEUM PRODUCTS

The Petroleum Distribution Industry

The Department of Energy estimates that the total volume of refined petroleum products sold in the United States is approximately 819 million gallons per day. Refined petroleum products are generally distributed by three types of entities: pipeline companies that distribute directly to large end-users, such as utilities and airports; major oil companies that often supply their own retail outlets and are normally focused on urban areas; and independently owned wholesale petroleum distributors. According to Petroleum Marketers Association of America there are approximately 7,850 independent petroleum distributors in the United States. Collectively, these marketers sell approximately 50% of the gasoline, 60% of the diesel fuel and 80% of the home heating oil consumed in

America. Due to these industry characteristics, as well as the relative absence of industry consolidators, the owners of independent petroleum businesses, a majority of which are smaller owner-operators, have limited alternatives to sell their operations. The Company believes these factors create an opportunity for it to be a part of the consolidation of this industry and accomplish additional acquisitions in its existing region and in additional market areas. The ability to so participate is contingent on the availability of financial resources, which availability has been problematic recently, and/or the willingness of sellers to provide significant financing.

Petroleum Marketing Operations

The Company operates its petroleum marketing business primarily from its Colorado, New Mexico, Nevada and Wyoming offices. The Company operates this business through Meteor Marketing, Inc. d/b/a Graves Oil & Butane Co., Inc., Fleischli Oil Company, Inc., and Tri-Valley Gas Co. The commercial and wholesale diesel fuel, gasoline and lubricant operations are the largest part of the Company's business. These operations have agreements to supply products to customers that include truck stops, retail gasoline service stations, convenience stores, construction companies, commercial fleet distribution centers, the federal government, mining companies and utilities. The commercial/wholesale operation has distributor agreements to purchase products from Phillips Petroleum Company, Chevron Lubricants, Amoco Petroleum Products, Sinclair Oil Company, Shell Oil Company, Frontier Oil and Refining Company, and Fina Oil Company.

These distributor agreements allow the Company to purchase petroleum products at wholesale prices directly from distribution centers, pipeline terminals and refineries controlled by these large oil producer/refiners. The Company is then authorized to resell those products to its customers. The Company's distribution agreements generally have three-year terms. The distribution agreements do not provide for an exclusive territory and can be terminated by either party upon 30 days notice. There can be no assurance that these agreements will not have to be renegotiated or that they will be renewed. Although the Company is a relatively long-standing distributor of products in the states where it operates, the consolidation in the industry makes it likely that the Company will lose or add one or more additional contracts. In such an event, the Company's operations can be adversely impacted, however, because the Company's customer base is larger than the average distributor in the industry, management believes that it has the ability to develop relationships with new suppliers and use its remaining existing suppliers to provide quality products to its customers. Many of the Company's wholesale customers operate retail gasoline service stations under the banners of various major oil companies. The banner arrangements require that a retail operator purchase fuel exclusively from a distributor, such as the Company, who is authorized to sell branded products. On occasion the Company has supplied new signage and other improvements to retailers so they would switch to a Company brand. The Company's suppliers may subsidize such improvements by providing discounts to the Company or by forgiving certain obligations based on the volume of product sold to such retailer. The Company also markets its products to commercial and governmental accounts through direct selling efforts of the Company. The majority of the Company's revenues come from repeat orders from existing customers. The Company also advertises in trade journals and attends industry trade shows in its markets. The Company's wholesale transactions and most of its commercial sales begin with the loading of the

Company's trucks at pipeline supplied terminals, refineries or other storage facilities. When sold in transport quantities, the trucks deliver the products directly to the customer with no intermediate storage of fuel. The distribution process for bulk fuel products, from pick-up to delivery to customers, is typically completed in less than two days. The Company's wholesale/commercial customers are primarily located in New Mexico, Wyoming, Colorado and Nevada. One customer accounted for 13% of the Company's sales in 2001. The Company operates 17 automated card-lock locations. The card-lock systems provide 24-hour-per-day access to fuel dispensing facilities for commercial fleet customers and customers with automated debit cards. The card-lock systems do not require that a Company employee be present to process the fuel purchase. The card-lock facilities are primarily used by commercial fleet operators in order to take advantage of automated transaction process technology which allows a user to insert a "user card" activating the fuel dispenser and records the transaction. The Company's strategy contemplates increasing the number of card-lock facilities that the Company owns or controls.


Competition and Markets

The petroleum marketing business is highly competitive. The Company competes on the basis of price, service and corporate capabilities. In all phases of its operations, the Company encounters strong competition from a number of companies, including some very large companies. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company's marketing division also competes with integrated oil companies, which in some cases own or control a majority of their own marketing facilities. These major oil companies may offer their products to the Company's competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company. The wholesale and commercial distribution of petroleum products is a highly competitive industry.

This competition generally comes from other privately held petroleum jobbers operating in the same geographic region as the Company. The competition is primarily focused on the government contract and commercial fleet segments of the business. The government contract business is awarded via a lowest sealed bid process and the Company competes heavily with several wholesale distributors. Competition also occurs for the gasoline service station customers. In competing for this segment of the business, a customer must be convinced to change the "brand" of the station. A change of brands can be expensive and disruptive to the operations of the gasoline service station and therefore does not occur frequently.


Environmental Compliance

The Company's Regulated Environmental Activities are subject to an extensive variety of evolving federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment. While not all-inclusive, exhaustive or complete, below is a listing of the more significant environmental laws, which potentially impact the Company's Regulated Environmental Activities:

Resource Conservation and Recovery Act of 1976, as Amended in 1984 ("RCRA")

The United States Congress enacted RCRA in 1976 and amended it in 1984. RCRA established a comprehensive regulatory framework for the management of hazardous wastes at active facilities. RCRA creates a "cradle to grave" system for managing hazardous wastes. Those who generate, transport, treat, store or dispose of waste above certain quantities are required to undertake certain performance, testing and record keeping. The 1984 amendments to RCRA, 7 known as Hazardous Solids Wastes Act ("HSWA"), increased the scope of RCRA to regulate small quantity hazardous waste generators and waste oil handlers and recyclers as well as require the identification and regulation of underground storage tanks in which liquid petroleum or hazardous substances were stored. HSWA and its implementing regulations require the notification to designated state agencies of the existence and condition of regulated underground storage tanks and impose design, construction and installation requirements; leak detection, spill/over fill protection, reporting, and cleanup requirements; tank closure and removal requirements; and fiscal responsibility requirements.

Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "SUPERFUND") as amended in 1982

CERCLA established the Superfund program to clean up inactive sites at which hazardous substances had been released. Superfund has been interpreted to create strict, joint and several liability for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Superfund liability extends to generators of hazardous substances, as well as to
(i) the current owners and operators of a site at which hazardous substances were disposed; (ii) any prior owner or operator of the site at the date of disposal; and (iii) waste transporters who selected such facilities treatment or disposal of hazardous substances. CERCLA allows the EPA to investigate and re-mediate contaminated sites and to recover the costs of such activities
(response costs), as well as damages to natural resources, from parties specified as liable under the statute. CERCLA also authorizes private parties who incur response costs to seek recovery from statutorily liable parties. CERCLA was amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). SARA provides a separate funding mechanism for the clean up of underground storage tanks. CERCLA excludes petroleum including crude oil or any fraction thereof, with certain limitations from the definition of "hazardous substances" for which liability for clean up of a contaminated site will attach. This exclusion also applies to those otherwise hazardous substances, which are inherent in petroleum, but not to those added to or mixed with petroleum products.


The Clean Water Act of 1972, as Amended (The "Clean Water Act")

The Clean Water Act establishes water pollutant discharge standards applicable to many basic types of manufacturing facilities and imposes standards on municipal sewage treatment plants. The Clean Water Act requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment and/or maintenance of those standards. Many industrial and governmental facilities must apply for and obtain discharge permits, monitor pollutant discharges and under certain conditions reduce certain discharges.

Federal Oil Pollution Act of 1990 ("OPA")

The OPA amends the Clean Water Act and expands the liability for the discharge of oil into navigable waters. Liability is triggered by discharge or substantial threat of a discharge of oil into navigable waters. OPA defines three classes of parties subject to liability: (1) owners, operators, and persons chartering vessels; (2) lessees and permits of areas where off-shore facilities are located; and (3) owners and operators of on-shore facilities.

The Clean Air Act of 1970, as Amended (The "Clean Air Act")

The Clean Air Act  required  the EPA to  establish  and ensure  compliance  with national ambient air quality standards ("NAAQS") for certain pollutants. The NAAQS generally are to be achieved by the individual states through state implementation plans ("SIPs"). SIPs typically attempt to meet the NAAQS by, among other things, regulating the quantity and quality of emissions from specific industrial sources. As required by the Clean Air Act, the EPA also has established regulations that limit emissions of specified hazardous air pollutants and has established other regulations that limit emissions from new industrial sources within certain source categories. The Clean Air Act was amended extensively in 1990, to, among other things, impose additional emissions standards that must be implemented by the EPA through regulations.

The Emergency and Community Right-to-Know Act ("EPCRA")

EPCRA was passed as a part of the Superfund  Amendments and  Reauthorization Act
(SARA). EPCRA requires emergency planning notification, emergency release notification, and reports with respect to the storage and release of specified chemicals. Industry must provide information to communities regarding the presence of hazardous and extremely hazardous substances at facilities within those communities.

The Occupational Safety and Health Administration Act ("OSHA")

OSHA regulates exposure to toxic substances and other forms of workplace pollution and hazards. The Department of Labor administers OSHA. OSHA specifies maximum levels of toxic substance exposure. OSHA also sets out a "right-to-know" rule which requires that workers be informed of, and receive training relating to, the physical and health hazards posed by hazardous materials in the workplace.


Other State, As Well As, Local Government Regulation

Many states have been authorized by the EPA to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state as well as local authorities that regulate the environment, some of which impose more stringent environmental standards than Federal laws and regulations. The penalties for violations of state laws vary but typically include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance.

Regulatory Status and Potential Environmental

The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements.

The Company regards compliance with applicable environmental regulations as a critical component of its overall operation and devotes significant attention to protecting the health and safety of its employees and to protecting the Company's facilities from environmental problems. Management believes that the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. In light of coverage of the state reimbursement funds and certain indemnification provisions included in various acquisition contracts, management does not believe that any pending or threatened environmental litigation or enforcement action(s) will materially and adversely affect the Company's business. While the Company has implemented appropriate operating procedures at each of its facilities designed to assure compliance with environmental laws and regulations, given the nature of its business, the Company always is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.

OTHER

Rocky Mountain Propane LLC.

The Company also has a wholesale, retail and commercial propane business that provides service to over 2,900 residential and 260 commercial propane customers. In September 2001, the Company's equity ownership in Rocky Mountain Propane LLC ("RMP") was reduced from 65% to 61% due to additional capital investment into RMP by management. The Company plans to sell the remaining 61% equity interest.

SABA Power Company Ltd.

Saba Power Company Ltd. ("Saba Power") is a limited liability corporation in Pakistan. It was established in early 1995 to pursue development of a power plant project in Pakistan. The Company has a 1.5% interest in Saba Power, which has a power plant project 40 miles from Lahore, Pakistan. Costs for the 125 megawatt plant were approximately $160 million. Construction activity was completed in December of 1999 and the plant began selling electricity in January 2000. Due to the political situation in Pakistan, the debt financing relating to the project is such that substantially all of the cash flow is being applied to pay down the existing debt.

Capco Asset Management, Inc.

Capco Asset Management, Inc., a wholly owned subsidiary of the Company, owns equity securities in other public companies. The Company utilizes proceeds from the sale of these securities to principally fund its oil and gas operations.

Insurance

The Company has a commercial liability policy, an umbrella policy, workmen's compensation insurance, as well as other policies covering damage to its properties. These policies cover Company facilities, employees, equipment, inventories and vehicles in all states of operation. While management believes the Company's insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size, its coverage does not protect the Company for most third party liabilities relating to damage of the environment. Such environmental related coverage to third parties, is generally unavailable or available only at a prohibitive cost.


Employees

Capco employs approximately 219 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.



ITEM 2.   PROPERTIES

OFFICE FACILITIES. Capco leases space for its executive offices at 2922 East Chapman Avenue, Suite 202, Orange, California 92869. The Company's petroleum distribution operation leases office space in Denver, Colorado.

OIL AND GAS PROPERTIES. Capco holds interests in oil and gas leaseholds as of December 31, 2001, as follows:

                    Developed Properties          Undeveloped Properties
                    --------------------         ------------------------
                    Gross           Net           Gross             Net
 State              Acres          Acres          Acres            Acres
 -----              ----           -----          -----            -----
Alabama               320            88               -                -
California          1,106           966            1,101             476
Kansas              1,960           744           25,380           9,669
Louisiana              -             -             1,953           1,853
Mississippi           200            25               -               -
New Mexico            240            37              810             124
Texas               1,036           704              797             542
Canada                320            51            1,247             276
     Total          5,182         2,615           31,288          13,040


Net acres represent the gross acres in a lease or leases multiplied by Capco's working interest in such lease or leases.

PROVED DEVELOPED AND PROVED UNDEVELOPED RESERVES. The following table sets forth the proved developed and proved undeveloped oil or gas reserves accumulated by Capco, for the years ended December 31, 2001 and 2000, and for the fiscal period ended December 31, 1999:

                   December 31, 2001   December 31, 2000   December 31, 1999
                   -----------------   -----------------   -----------------
                     Oil      Gas        Oil      Gas        Oil      Gas
                    (Bbls)   (MCF)      (Bbls)   (MCF)      (Bbls)   (MCF)
Proved Developed
 Reserves:
  United States    510,077   476,807   449,017   414,094   887,553   281,871
  Canada              -         -         -       57,313      -         -
                   -------   -------   -------   -------   -------   -------
                   510,077   476,807   449,017   471,407   887,553   281,871
                   -------   -------   -------   -------   -------   -------
Proved Undevel-
 oped Reserves:
  United States    690,683 2,090,087   259,056   135,137      -         -
  Canada              -         -         -         -         -         -
                   ------- ---------   -------   -------   -------   -------
                   690,683 2,090,087   259,056   135,137      -         -
                   ------- ---------   -------   -------   -------   -------
Total Reserves
  United States  1,200,760 2,566,894   708,073   549,231   887,553   281,871
  Canada              -         -         -       57,313      -         -
                 --------- ---------   -------   -------   -------   -------
                 1,200,760 2,566,894   708,073   636,544   887,553   281,871
                 --------- ---------   -------   -------   -------   -------

No major discovery or other favorable or adverse event has occurred since December 31, 2001, which is believed to have caused a material change in the proved reserves of Capco.

RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the years ended December 31, 2001 and 2000, and the fiscal period ended December 31, 1999:
                               December 31,     December 31,      December 31,
                                  2001             2000              1999
                               ------------     ------------      ------------
      Oil (Bbls):
        United States            53,828           40,092            16,375
        Canada                        -                -                 -
      Gas (Mcf):
        United States            57,336           39,482            25,572
        Canada                    9,548           15,440                 -

The following table sets forth the average sales price and production cost per unit of production for the years ended December 31, 2001 and 2000, and the fiscal period ended December 31, 1999:

                                   December 31,    December 31,     December 31,
                                      2001            2000             1999
                                  -------------    ------------      ---------
     Average Sales Price:  Per
      Equivalent Barrel of Oil:
         United States                $23.98         $27.44           $29.06
         Canada                       $12.39         $ 6.59              -

     Average Production (Lifting)
      Costs: Per Equivalent
      Barrel of Oil:
          United States               $13.64         $10.69           $ 9.62
          Canada                      $ 5.89         $ 1.61              -


During the periods covered by the foregoing tables, Capco was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Capco acted as a producer.

PRODUCTIVE WELLS (1). The following table sets forth Capco's total gross and net productive oil and gas wells as of December 31, 2001:

                            OIL                           GAS
                   ---------------------        ------------------------
 State             Gross(2)       Net(3)        Gross(2)          Net(3)
 -----             --------       ------        --------          ------
Alabama               -             -              2                .5
California            9            5.9             -                 -
Kansas               28            8.5             -                 -
New Mexico            1             .2             -                 -
Texas                 8            5.4             -                 -
Canada                -             -             14               3.5

     Total           46           20.0            16               4.0

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


UNDEVELOPED PROPERTIES. During the year ended December 31, 2001, the Company acquired leasehold interests in two shut-in properties in Vermillion and Beauregard Parishes, Louisiana. A re-completion attempt on one location in the fourth quarter of the year was not successful; the Company is re-evaluating the prognosis for the second location prior to commencement of a re-completion attempt of this well.

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

DRILLING ACTIVITY. Capco drilled one dry hole in California during the year ended December 31, 2001. Additional drilling activity consisted of re-completion attempts of previously drilled locations in Louisiana and Texas. Capco drilled one productive development well and no dry wells during the year ended December 31, 2000. No wells were drilled during the fiscal period ended December 31, 1999.

DELIVERY COMMITMENTS. Capco is not obligated to provide a fixed and determinable quantity of oil and gas in the future pursuant to existing contracts or agreements.

CONVENIENCE STORE PROPERTIES

The Company owns, and operates, seven convenience store properties. The properties are located in four municipalities in Colorado and New Mexico. Each location consists of fuel dispensers for gasoline and diesel, as well as a convenience store for the sale of food, beverage and tobacco products. Three of the locations include underground fuel storage tanks, while the remaining four stores sell fuel on a card-lock system.

DISTRIBUTION OF REFINED PETROLEUM PRODUCTS PROPERTIES

The Company operates twelve terminals/bulk plants/warehouse combinations. Two of these facilities are located in New Mexico, four are in Wyoming, five are in Colorado and one is in Nevada. The Company owns ten of these facilities and leases the remaining two. The Company operates fourteen card-lock facilities, of which thirteen are owned. Four of the card-locks are located in New Mexico, three are in Colorado, six are in Wyoming and one is in Nevada. The Company owns a substantial amount of personal property, including above and below ground tanks located at its bulk plants, warehouses and card-locks described above. It also owns approximately 2,650 portable above ground fuel and propane tanks, 3 automobiles, 81 trucks/bobtails, 37 tractors/trucks, 86 trailers and 18 forklifts.
The Company also leases approximately 28 tractors/trucks under operating leases.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to result in a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this Annual Report, no matter was submitted to a vote of Capco's security holders through the solicitation of proxies or otherwise.

                                        PART II

ITEM 5.  MARKET FOR CAPCO'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS.

PRICE RANGE OF COMMON STOCK

The Common Stock of Capco has been traded on the Bulletin Board since June 2000. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of Capco is minimal.


       Quarter Ended              Bid High        Bid Low
       -------------              --------        -------
     March 31, 1999                No Bid          No Bid
     June 30, 1999                 No Bid          No Bid
     September 30, 1999            No Bid          No Bid
     December 31, 1999             No Bid          No Bid
     March 31, 2000                No Bid          No Bid
     June 30, 2000                 No Bid          No Bid
     September 30, 2000            $ 1.25          $ 0.56
     December 31, 2000             $ 1.03          $ 0.47
     March 31, 2001                $ 1.39          $ 0.44
     June 30, 2001                 $ 1.10          $ 0.44
     September 30, 2001            $ 1.06          $ 0.51
     December 31, 2001             $ 1.38          $ 0.62

The number of record holders of Common Stock of Capco as of March 22, 2002, was approximately 650. Additional holders of Capco's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. No Common Stock dividends have been declared to date by Capco, nor does Capco anticipate declaring and paying Common Stock cash dividends in the foreseeable future.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's acquisition of MEI, including synergies in the form of increased revenues, decreased expenses and expenditures that are expected to be realized by Capco as a result of the acquisition, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital requirements, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, the sale of refined petroleum products, business strategies, and expansion and growth of business operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had a negative working capital of $4.4 million. This negative working capital is principally due to the current portion of long-term debt. Management plans to sell the approximately $4.0 million in marketable securities and other assets to pay its debt. Subsequent to year end Management has sold marketable securities and paid certain debts, Management has entered into an agreement to sell its propane operations, Management has listed with real estate brokers certain non core assets such as undeveloped land and other real estate the proceeds of which will be used to reduce debt, Management has sold its ownership in an office building, Management is in discussions with a lender to convert $1.5 million in current debt to long term, Management has consolidated its petroleum marketing segment's accounting and administrative functions, Management has reduced its administrative staff, and Management is attempting to acquire additional oil and gas operations to cover administrative overhead.

Cash flows provided by operations for the period ended December 31, 2001 were $2.1 million. Cash provided during this period is principally due to the reduction of accounts receivable and inventory offset by reduction in accounts payable. Management expects to continue to have a provision of cash from operations for the coming year as oil and gas production is projected to increase due to developmental activities and to continual operating cash flow in refined petroleum marketing segment. Management projects that the Company will have a loss from operations for the coming year unless an acquisition is made.

Cash flows provided by investing activities for the period ended December 31, 2001, were $2.3 million. This source is principally due to sales of marketable securities offset by the acquisition of MEI. Management plans to sell the remaining marketable securities during the coming year and use the proceeds to reduce debt.

Cash flows used by financing activities for the period ended December 31, 2001, were $4.7 million. This use is principally due to the reduction in short and long term debt. The Company has a revolving bank credit facility with Wells
Fargo Business Credit, Inc. allowing for borrowings to a maximum of $12.5 million, which expires December 31, 2002. The credit line is subject to a borrowing base, as defined. At December 31, 2001, the borrowing base was approximately $6.1 million; $5.2 million was borrowed against the facility and is recorded as a current liability. During the year 2001, and at December 31, 2001, the Company was out of compliance with several covenants contained in the agreement. The Company obtained waivers from the lender for noncompliance at December 31, 2001.

The Company has various loans with banks, suppliers and individuals, which require principal payments of $5.2 million in 2002. Management is in discussions with certain of its lenders to restructure some of its current debt into long term debt.

The Company is obligated to pay operating lease costs of approximately $0.8 million in 2002 for land, building, facilities and equipment.

The Company is responsible for any contamination of land it owns or leases. However, the Company's cost may have limitations on any potential contamination liabilities, as well as claims for reimbursement from third parties. For the period ended December 31, 2001, the Company recorded expenses of $0.1 million, for site assessment, cleanup related costs and regulatory compliance. The Company has accrued $0.9 million at December 31, 2001, for environmental remediation, which amount management believes to be adequate to cover known remediation requirements in the future which are not expected to be reimbursed by third parties.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $12.5 million revolving credit facility (See
Note 6 to the Financial Statements). Because the interest rate on this facility is variable, based upon the lender's base rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2001, would be an annual increase or decrease of approximately $52,000 in interest expense and a corresponding decrease or increase of approximately $31,000 in the Company's net income (loss) after taxes.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from oil and gas activities were $1.6 million in 2001 compared to $1.4 million in 2000. This increase is primarily due to production from the Caplen Field in Galveston County, Texas that was acquired by the Company in March 2000. On a barrel of oil equivalent ("BOE") basis, the Company's total production increased to 64,975 BOE in 2001 from 49,246 BOE in 2000. The average sales price received per BOE decreased to $23.98 in 2001 from $27.44 in 2000.

Capco's cost of sales were $0.8 million in 2001 compared to $0.5 million in 2000. This increase is primarily due to the increase in production volumes and expenditures incurred in connection with well remediation activities initiated by the Company in its efforts to increase production. Depreciation, depletion and amortization was $0.4 million in 2001 compared to $0.4 million in 2000.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.


CONVENIENCE STORE OPERATIONS

Effective August 1, 2001, the Company assumed the operations of convenience stores located in New Mexico and Colorado from an affiliate. Sales, cost of sales and general and administrative expenses during the year ended December 31, 2001, totaled $2.7 million, $2.3 million and $0.6 million, respectively.


REFINED PRODUCT DISTRIBUTION SEGMENT

Capco's revenues from refined product distribution segment were $92.6 million for the year ended December 31, 2001 and $-0- in 2000. The increase is due to the purchase of MEI.

Gross profit for the year ended December 31, 2001 and 2000, was $12.7 million and $-0-, respectively. The increase is due to the purchase of MEI.

Selling, general, and administrative expenses were $10.9 million for the year ended December 31, 2001, compared to $-0- for the year ended December 31, 2000. The increase is due to the purchase of MEI.

Depreciation and amortization for the year ended December 31, 2001, was $1.2 million compared to $-0- for the year ended December 31, 2000. The increase is due to the purchase of MEI.

OTHER ITEMS

Selling, general and administrative ("SG&A") costs were $1.6 million in 2001 compared to $1.3 million in 2000. Personnel costs increased $0.3 million as the Company hired additional employees for the increase in business activity and to lessen its utilization of third party consultants. Expenses attributable to third party services decreased $0.1 million. SG&A costs in 2001 also include write offs for un-collectible accounts receivable in the amount of $0.3 million. Interest expense increased to $1.3 million in 2001 from $0.5 million in 2000. This increase is attributable to the increase in long-term debt balances outstanding during the respective periods. Gain on sale of assets increased to $5.9 million in 2001 from $5.6 million in 2000 as the Company continued to sell marketable securities and other assets for working capital and to provide funding for its acquisitions.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000

Capco's revenues from its oil and gas activities were $0.1 million in 1999 and $1.3 million in 2000. This increase in revenue is primarily due to production from properties acquired in late 1999 and 2000. Production costs increased from $0.1 million in 1999 to $0.5 million in 2000. This increase is related to the properties purchased. Selling, general and administrative costs were $0.4 million in 1999 and $1.9 million in 2000. This increase is related to increased activities. Total other expense was $0.1 million in 1999 and $0.4 million in 2000. This increase is principally due to increased interest expense due to borrowings.

Gain on sale of assets was $-0- in 1999 and $5.7 million in 2000. This increase is principally due to sale of marketable securities.

Equity loss in investments was $-0- in 1999 and $1.4 million in 2000. This increase is related to losses in the Company's equity investments in Meteor Stores, Inc., Zelcom Industries, Inc. and Meteor Industries, Inc.

EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by Capco fluctuated significantly during the last year. Changes in the price that Capco receives for its oil and gas is set by market forces beyond Capco's control as well as governmental intervention. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like Capco to increase its oil and gas asset base and become a significant participant in the oil and gas industry. Capco sells most of its oil and gas production to certain major oil companies. However, in the event these purchasers discontinued oil and gas purchases, Capco has made contact with other purchasers who would purchase the oil and gas at terms standard in the industry.

The prices the Company pays for gasoline and diesel products are subject to market fluctuation and not in the control of the Company. Prices for these products can and have fluctuated significantly. Higher product prices could have a significant impact on the Company's borrowing capabilities due to the generally faster timing required for payments to the Company's suppliers compared to the timing of collection of receivables from its customers. When necessary, the Company finances these working capital requirements through its revolving bank credit facility. This facility contains certain financial covenants, which are based on the Company's budgeted results. If, as a result of price changes or other factors, the Company is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit facility could be limited. If that were to occur, the Company would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at Pages F-1 through F-45 hereof.

ITEM 8.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None



                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last three years:

NAME:               POSITIONS:                   PERIOD SERVED:
----                ---------                    -------------
Ilyas Chaudhary     Director, President, CEO     November 18,1999 to Present
Dennis R. Staal     Director, CFO                February 24,2000 to Present
Faisal Chaudhary    Vice President               September 1,2001 to Present
Irwin Kaufman       Director                     November 18,1999 to Present
William J. Hickey   Director                     November 18,1999 to Present
Paul L. Hayes       Director                     July 19, 2000 to Present
William J. Hickey   Secretary                    December 11, 2001 to Present
Tommy Berry         CEO-Meteor Marketing, Inc.   July 1,2001 to Present


ILYAS CHAUDHARY - Mr. Chaudhary, 54, has been CEO, President and Director of the Company since November 1999. He was an officer and a director of Saba Petroleum Company, (now Greka Energy Corporation) a publicly held oil and gas company from 1985 until 1998. Mr. Chaudhary has 25 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.


DENNIS R. STAAL - Mr. Staal, 53, has over 30 years of experience in various capacities in the finance industry. He has been CFO and Director since February 2000. From 1970 through 1973, he was a CPA with Arthur Andersen & Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President of such company from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1986 to 1991, Mr. Staal was Director and Officer of Saba Petroleum Company. From 1993 to 2000 Mr. Staal was Chief Financial Officer of Meteor Industries, Inc. Mr. Staal received his Bachelor's degree in Business Administration from the University of Nebraska. Mr. Staal is a director of Stansbury Holdings Corporation, which is a public reporting company.

FAISAL CHAUDHARY - Mr. Chaudhary, 29, has 7 years experience in various capacities in the finance and marketing field, both within the United States and Pacific Asian Countries, including Singapore, Japan, and Malaysia. In 1999 Mr. Chaudhary founded Zelcom Industries Inc., an Internet and Technology company. As CEO and President of Zelcom he masterminded several successful projects, including the buy out of Zelcom by neoRhino Inc., in 2001. Currently Mr. Chaudhary is a Director of neoRhino, Inc., and also serves as a Trustee for the Danyal Chaudhary Foundation, a charity organization dedicated to better the lives of children worldwide. Mr. Chaudhary received a Masters in Business Administration degree from Chapman University in Orange, California.

IRWIN KAUFMAN - Mr. Kaufman, 65, has been a director of the Company since November 1999. Mr. Kaufman is a financial consultant facilitating contacts with the investment community. Mr. Kaufman helps arrange financing for small and mid-sized companies and consults with management to enhance shareholder value. Mr. Kaufman has also been a principal consultant for Computer and Mathematics Education for the Sherman Fairchild Foundation. Mr. Kaufman provides consulting services to the Company on an as needed basis.

WILLIAM J. HICKEY - Mr. Hickey, 65, has been a director since November 1999, and Secretary since December 2001. Prior to joining the Company, he was a director, secretary, and legal advisor to Saba Petroleum. Earlier, he was a Vice
President, and General Counsel to Litton Industries Inc. and Consolidated Freightways Inc. In addition, he has been a Division Legal Counsel to General Electric Company. Mr. Hickey received his Doctorate in Law from Cornell University and attended the Harvard Business School's Executive Management Program.

PAUL L. HAYES - Mr. Hayes, 65, has been a director since July 2000. He has over twenty years experience in the securities industry. He has been an investment banker, analyst and research director. His undergraduate degree is a B.S. in Petroleum Engineering from Oklahoma University and his graduate degree is an M.B.A from Harvard University.

TOMMY BERRY - Mr. Berry, 50, was appointed CEO of Meteor Marketing, Inc., the Company's wholly owned subsidiary in July 2001. He was formerly Vice President of Marketing for Total Petroleum, Inc. and a Petroleum Industry Consultant for Price Waterhouse Coopers LLP. He has over twenty years of industry experience.

Other than Faisal Chaudhary who is the son of Ilyas Chaudhary there are no family relationships between any Director or Executive Officer of the Company.

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

Cash bonuses and stock options are provided on a discretionary basis but the amount ofoptions issued are generally tied to the performance and prospects of the Company. Individual executive officers and managers can earn a portion of their cash and option bonuses based on financial performance of the Company compared to budget and additional bonuses are paid at the discretion of the compensation committee and approved by the Board of Directors.


The following table sets forth each executive officer of the Company, with his respective compensation arrangement.

                                              EXECUTIVE           OTHER
EXECUTIVE            SALARY        BONUS     EQUITIES (1)        BENEFITS
---------            ------        -----    ------------        ---------
Ilyas Chaudhary    $200,000        None      1,930,000       Medical/Vehicle

Dennis R. Staal    $150,000        None        100,000             Medical

(1) Represents issuance of options to acquire Common Stock at an exercise price of $1.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of the Company's $.001 par value Common Stock owned beneficially, as of March 22, 2002, by any person, who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director of the Company, and by all Directors and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

NAME AND ADDRESS OF             AMOUNT OF BENEFICIAL               PERCENTAGE OF
BENEFICIAL OWNER                     OWNERSHIP                         CLASS
------------------              --------------------               ------------
Bushra Chaudhary (1)
10441 Villa del Cerro
Santa Ana, CA  92805                  3,165,079                        16.4%

Ilyas Chaudhary (2)
10441 Villa del Cerro
Santa Ana, CA  92805                  2,347,731                        12.2%

Danyal Chaudhary Foundation (3)
2922 E. Chapman Ave.
Suite #202
Orange, CA  92869                     5,375,000                        27.8%

Nova International Corporation
1212 S. Cypress Avenue #D
Ontario, CA  91762                    1,343,411                         7.0%

Faisal Chaudhary (4)
5401 Signac Court
Chino Hills, CA  91709                1,752,079                         9.1%

Dennis R. Staal
2535 E. Burdie Ln
Orange, Ca 92869                        133,048                          .7%

William J. Hickey (5)
505 Saturmino Drive
Palm Springs, CA  92262                  17,958                          .1%

Paul L. Hayes Jr.
209 Middle Ridge Road
Stratton Mountain, VT  05155                  0                           0%

Irwin Kaufman
8224 Paseo Vista Drive
Las Vegas, NV  89128                     17,500                          .1%

All Executive Officers
And Directors as a Group              4,268,316                        22.1%
(6 persons)

-----------
(1) Represents 3,165,079 restricted Common Shares held by Bushra Chaudhary, the wife of the CEO and Chairman of the Company, who claims no beneficial ownership of these shares.

(2) Consists of 16,100 controlled Common Shares held directly by Mr. Chaudhary, 750,346 shares in the name of Aamna Chaudhary, Mr. Chaudhary's daughter, and 1,581,285 shares of the Company held by Sedco, Inc., a private holding company of which Mr. Chaudhary is Chairman of the Board, Chief Executive Officer and beneficially owns 100% of Sedco, Inc.'s outstanding stock.

(3) Represents 5,375,000 restricted Common Shares held by the Danyal Chaudhary Foundation, a California non-profit organization in which the trustees are Bushra Chaudhary, Faisal Chaudhary, Arshad M. Faroog and Ilyas Chaudhary, who claims no beneficial ownership of these shares.

(4) Represents 1,765,079 restricted Common Shares held by Faisal Chaudhary, the adult son of the CEO of the Company, who claims no beneficial ownership of these shares.

(5) Represents 17,958 restricted Common Shares held directly by Shirley C. Spear, the wife of Mr. William J. Hickey.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No Director or officer of Capco Energy, Inc., security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a Director or officer of any parent or subsidiary of Capco Energy, Inc., has had any transaction or series of transactions exceeding $60,000 during the Company's past two fiscal years, or has any presently proposed transactions to which Capco was or is a party, in which any of such persons had or is to have direct or indirect material interest, other than the following:

TRANSACTIONS INVOLVING THE COMPANY'S OFFICERS AND DIRECTORS

Year Ended December 31, 2001

In April 2001, Capco acquired Meteor Enterprises, Inc. from Meteor Industries, Inc. ("MII"). Ilyas Chaudhary, CEO and a Director of the Company, was a director of MII. Dennis R. Staal, CFO and a Director of the Company, was also a director of MII. Irwin Kaufman, a Director of the Company, was also a director of MII.

At the date of acquisition, Meteor Enterprises, Inc.'s accounts included balances due from two related parties in the total amount of $544,807. During the period subsequent to acquisition, the Company recorded charges to these accounts in the amount of $333,252, which included interest income accruals of $143,000 and service billings in the amount of $135,776. The Company received cash reimbursements in the total amount of $419,213, resulting in a balance due from the two related parties in the total amount of $458,846.

The Company had several transactions with various companies controlled by its Chief Executive Officer ("affiliates"). The Company acquired for cancellation 640,217 shares of Common Stock from affiliates in exchange for an oil and gas property interest at a cost basis of $50,000, and for 51,600 shares of marketable securities owned by the Company with a market value of $672,000, less indebtedness in the amount of $127,000 related to the marketable securities. The Company received cash advances in the total amount of $435,220 from affiliates. The Company paid expenses in the amount of $1,378 in behalf of affiliates, and was charged a total of $17,458 for expenses by affiliates. The Company accrued compensation expense in the amount of $125,000 due affiliates in accordance with the Chief Executive Officer's employment agreement, and accrued oil and gas revenue in the amount of $29,337 due affiliates for their participation in oil and gas properties operated by the Company. The Company made cash advances in the total amount of $792,320 to affiliates that included payment of a $40,000 balance due affiliates at the beginning of the year, repayment of cash advances received during the year, settlement of expenses paid by the respective parties during the year, and payment of accrued compensation and oil and gas revenue. At December 31, 2001, the Company was owed $146,683 by affiliates.

The Company made cash advances in the total amount of $135,000, and charged expenses in the total amount of $7,951, to Meteor Stores, Inc ("MSI"). At August 1, 2001, the Company was owed a total of $197,392 by MSI. Effective that date, the Company entered into an agreement with MSI (see Note 2 to the Financial Statements), which resulted in a $99,000 reduction in the amount due to the Company. At December 31, 2001, the Company was owed $98,650 by MSI, which amount has been fully reserved as collection of the outstanding balance is considered to be doubtful.

The Company made cash advances in the total amount of $90,000, and charged expenses in the total amount of $97, to Zelcom Industries, Inc., now neoRhino Industries ("neoRhino"). At December 31, 2001, the Company was owed $90,097 by neoRhino, which amount has been fully reserved as collection of the outstanding balance is considered to be doubtful. Additionally, the Company invested $4,000 in neoRhino in connection with that company's re-capitalization program.

The Company incurred interest expense in the total amount of $47,000 on two promissory notes payable to Meteor Industries, Inc. ("Industries"). In April 2001, the indebtedness to Industries in the total amount of $1,755,000, consisting of loan principal and accrued interest, was cancelled in connection with the Company's acquisition of Meteor Enterprises, Inc. from Industries.

The Company owns a 49.5% equity interest in Meteor Office LLC ("Meteor Office"). Meteor Office is a 50% partner in a joint venture that owns and operates the building in which the Company's Denver office is located. The Company incurred rental expense in the amount of $80,000 during the year ended December 31, 2001.

The Company owns a 50% equity interest in Coors Pyramid LLC, a private company that owns a convenience store location that is leased to the Company. The Company incurred rental expense in the amount of $15,000 during the year ended December 31, 2001.

Year Ended December 31, 2000

The Company had several transactions with various companies controlled by its Chief Executive Officer ("affiliates"). The Company made cash advances in the total amount of $1,184,000 to affiliates, and received cash reimbursements in the total amount of $330,000 from affiliates. The Company paid expenses in the amount of $437,000 in behalf of affiliates, and was charged a total of $160,000 for expenses by affiliates. The investment by the Company in CRL resulted in the acquisition of affiliates' receivables and payables in the amounts of $329,000 and $533,000, respectively. The Company received 1,500,000 shares of Common Stock from affiliates in exchange for a reduction in affiliates' receivables in the amount of $1,395,000. At December 31, 2000, the Company owed $40,000 to affiliates.

The Company made cash advances in the total amount of $267,000 and charged expenses in the total amount of $79,000 to Meteor Stores, Inc. The Company received cash reimbursements from Meteor Stores, Inc. in the total amount of $180,000 and was charged for expense reimbursement in the total amount of $113,000 by Meteor Stores, Inc. At December 31, 2000, the Company was owed $54,000 by Meteor Stores, Inc.

The Company invested a total of $474,000 in Zelcom, consisting of cash advances, payment of expenses and allocation of corporate general and administrative expenses in connection with its equity investment in the company. The Company received 363,000 shares of Common Stock from its major shareholder in exchange for 56% of the Company's equity ownership in Zelcom.

In connection with the Company's acquisition of Meteor Stores, Inc. in January 2000, the Company incurred a note payable of $1,297,000 to Meteor Industries, Inc., a company in which the Company has 31.9% equity ownership. During the year 2000 the Company incurred interest expense in the amount of $120,000 as a result of this indebtedness.

The Company  borrowed an  additional  $271,000 from Meteor  Industries,  Inc. in
February  2000,  and  incurred   interest  expense  in  the  amount  of  $19,000
attributable to this indebtedness for the year 2000.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Documents filed as part of this Report:

     (1) The following Financial Statements are filed as part of this Report:

                                                                   Page
                                                                   ----
      Independent Auditors' Report, March 28, 2002                 F-1

      Consolidated Balance Sheet, December 31, 2001                F-2 - F-3

      Consolidated Statements of Operations and Comprehensive
       Income for the years ended December 31, 2001 and 2000       F-4

      Consolidated Statements of Changes in Stockholders'
       Equity for the years ended December 31, 2001 and 2000       F-5 - F-6

      Consolidated Statements of Cash Flows for the years
       ended December 31, 2001 and 2000                            F-7 - F-9

      Notes to Consolidated Financial Statements                   F-10 - F-41

      Supplemental Information About Oil and Gas Producing
       Activities (unaudited)                                      F-42 - F-45


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

10.1     1999 Incentive Equity Plan    (incorporated by reference to the
                                        Company's definitive proxy statement
                                        filed December 2, 1999)

10.2      Stock Exchange Agreement      (incorporated by reference to the
           between the Company and       Company's  Form 10-KSB for the year
           Sedco related to Capco        ended December 31, 1999, filed
           Resource Corporation          November 2, 2000)


10.3     Purchase Agreement related    (incorporated by reference to the
          to Meteor Stores, Inc.        Company's Form 10-KSB for the year
                                        ended December 31, 1999, filed
                                        November 2, 2000)


10.4     Sale Agreement related to     (incorporated by reference to the
          Meteor Stores, Inc.           Company's Form 10-KSB for the year
                                        ended December 31, 1999, filed
                                        November 2, 2000)

10.5     Amended sale  agreement       (incorporated by reference to the
          related to Meteor Stores,     Company's Form 10-KSB for the year
          Inc.                          ended December 31, 2000, filed
                                        April 17, 2001)

10.6     Stock exchange agreement      (incorporated by reference to the
          between the Company, CAM      Company's Form 10-KSB for the year
          and shareholder of CAM        ended December 31, 2000, filed
                                        April 17, 2001)

10.7     Stock purchase agreement      (incorporated by reference to the
          between Faisal Chaudhary      Company's Form 10-KSB for the year
          and the Company               ended December 31, 2000, filed
                                        April 17, 2001)

10.8     Stock  Purchase  Agreement,   (incorporated  by  reference to Form
          dated January 30, 2001, by    8-K of Meteor  Industries,  Inc. dated
          and between Capco Energy,     February 13, 2001, SEC File No.
          Inc. and Meteor Industries,   0-27698)
          Inc.

10.9     First Amendment to Stock      (incorporated by reference to the
         Purchase Agreement dated       Company's Form 8-K filed May 7, 2001)
         April 27, 2001, by and
         between Capco Energy, Inc.
         and Meteor Industries, Inc.

21.      List of Subsidiaries          Filed herewith electronically

23.1     Consent of Stonefield         Filed herewith electronically
          Josephson, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPCO ENERGY, INC.

                                       /s/ Ilyas Chaudhary
Dated: April 15, 2002              By  ---------------------------
                                       Ilyas Chaudhary, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                       /s/ Ilyas Chaudhary
Dated: April 15, 2002              By  ---------------------------
                                       Ilyas Chaudhary, President
                                        and Director


                                       /s/ Dennis R. Staal
Dated: April 15, 2002              By  ---------------------------
                                       Dennis R. Staal, Chief Financial
                                        Officer and Director


                                       /s/ Irwin Kaufman
Dated: April 15, 2002              By  ---------------------------
                                       Irwin Kaufman, Director


                                       /s/ Paul Hayes, Jr.
Dated: April 15, 2002              By  --------------------------
                                       Paul Hayes, Jr., Director


                                       /s/ William J. Hickey
Dated: April 15, 2002              By  --------------------------
                                       William J. Hickey, Director

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Capco Energy, Inc.
Orange, California

We have audited the consolidated balance sheet of Capco Energy, Inc. (a Colorado corporation) and subsidiaries, as of December 31, 2001 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capco Energy, Inc. and subsidiaries, as of December 31, 2001, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting standards generally accepted in the United States of America.





/s/ Stonefield Josephson, Inc.
------------------------------
Stonefield Josephson, Inc.


Santa Monica, California
March 28, 2002

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2001

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $     190
  Restricted cash                                                 662
  Investment in equity securities - marketable                  3,952
  Accounts receivable-trade, net of
    allowance of $284                                           7,691
  Accounts receivable, related parties                            609
  Notes receivable                                                 98
  Inventory, net                                                2,982
  Other current assets                                            288
                                                            ---------

     Total Current Assets                                      16,472


Property, Plant and Equipment, net                             17,192


Other Assets:
  Notes receivable, net                                           154
  Investments under equity method                               2,271
  Deferred tax asset                                              521
  Other assets                                                     99
                                                            ---------
                       Total Assets                         $  36,709
                                                            =========





    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                              DECEMBER 31, 2001
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


Current Liabilities:
  Accounts payable, trade                                   $   7,065
  Revolving credit facility                                     5,235
  Current maturities, long-term debt                            5,164
  Book overdraft                                                1,006
  Accrued expenses                                              1,921
  Taxes payable                                                   521
                                                            ---------
     Total Current Liabilities                                 20,912
                                                            ---------

Non-current Liabilities:
  Long term debt, less current maturities                       6,812
  Accrued environmental expenses                                  308
  Deferred tax liability                                          695
                                                            ---------
     Total Non-current Liabilities                              7,815
                                                            ---------

     Total Liabilities                                         28,727
                                                            ---------
Minority Interests in Consolidated Subsidiaries                   641
                                                            ---------

Commitments and Contingencies (Note 8)                           --

Stockholders' Equity:
Preferred stock, $1.00 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                 293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,306,574 shares issued                                         19
Additional paid in capital                                        778
Treasury stock                                                    (57)
Cumulative other comprehensive income                             796
Retained earnings                                               5,512
                                                            ---------
     Total Stockholders' Equity                                 7,341
                                                            ---------
     Total Liabilities and
     Stockholders' Equity                                   $  36,709
                                                            =========


Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                 For the Years Ended December 31, 2001 and 2000
                     (Dollars in Thousands except per share)

                                                 2001           2000
                                               --------       --------
Sales                                          $ 95,844       $  1,345
Cost of sales                                    82,203            503
                                               --------       --------
     Gross profit                                13,641            842
                                               --------       --------

Selling, general and administrative expenses     13,186          1,523
Depreciation, depletion and amortization          1,631            382
                                               --------       --------
     Total operating expenses                    14,817          1,905
                                               --------       --------
     Loss from operations                        (1,176)        (1,063)

Other Income (Expenses):
  Interest income                                   199             46
  Interest expense                               (1,261)          (470)
  Gain on sale of property, plant and
     equipment                                       29            115
  Gain on sales of investments-
     marketable securities                        5,914          5,926
  Losses on sales of investments-
     equity method                                   --           (322)
  Equity loss from operations of investments        (47)        (1,436)
  Other                                             (17)            --
                                               --------       --------
     Income before taxes and
       minority interest                          3,641          2,796

Provision for income taxes                           --             --
Minority interest in loss (income) of
     consolidated subsidiaries                       73           (591)
                                               --------       --------
     Net income                                   3,714          2,205

Other comprehensive (loss) income-net of tax
  Foreign currency translation adjustment             4              1
  Unrecognized gain (loss) from investments-
    marketable securities                        (7,728)           319
                                               --------       --------
     Comprehensive (loss) income               $ (4,010)      $  2,525
                                               ========       ========
Income per share
  Basic and diluted                            $   0.19       $   0.12
                                               ========       ========
Weighted average common share
  and common share equivalents
  Basic and diluted                          19,229,779     18,429,208
                                             ==========     ==========

 Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2001 and 2000
                             (Dollars in Thousands)
                                                                                                              Accumulated
                    Preferred Stock    Common Stock        Additional   Cumulative    Cumulative    Treasury   Deficit/
                    ---------------   ---------------       Paid-In     Translation  Unrecognized     Stock    Retained
                    Shares   Amount    Shares      Amount   Capital     Adjustment      Gains                  Earnings     Total
                    -------  ------   ----------   ------   ---------   ----------    ----------   ---------  ----------   --------
Balance             292,947  $  293    8,322,030   $    8   $   1,332   $       -    $         -    $    -    $    (407)   $ 1,226
December 31, 1999

Shares issued
for investment
in subsididary            -       -   12,887,150       13       1,310           -          8,200         -            -      9,523

Shares issued
for investment
in affiliate              -       -      200,000        -         186           -              -         -            -        186

Issuance of
common stock              -       -      560,250        1         524           -              -         -            -        525

Issuance and
exercise of options       -       -       92,500        -          93           -              -         -            -         93

Shares issued
in exchange
for services              -       -      343,950        -         198           -              -         -            -        198

Cancellation of
shares purchase
with cash                 -       -     (268,834)       -        (250)          -              -         -            -       (250)

Cancellation of
shares received in
exchange for
property and
investments               -       -   (2,276,978)      (2)     (2,069)          -              -         -            -     (2,071)

Cumulative
translation
adjustment                -       -            -        -           -            1             -         -            -          1

Cumulative
unrecognized
gains                     -       -   .        -        -           -            -           319                      -        319

Warrants issued           -       -            -        -          11            -             -         -            -         11

Net income                                                                                                        2,205      2,205

Balance December    -------  -------  ----------   ------   ---------   ----------   -----------    -------   ---------    -------
31, 2000            292,947  $  293   19,860,068   $   20   $   1,335   $        1   $     8,519    $    -    $   1,798    $11,966

Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2001 and 2000
                             (Dollars in Thousands)
                                  (continued)

                                                                                                              Accumulated
                    Preferred Stock    Common Stock        Additional   Cumulative    Cumulative    Treasury   Deficit/
                    ---------------   ---------------       Paid-In     Translation  Unrecognized     Stock    Retained
                    Shares   Amount    Shares      Amount   Capital     Adjustment      Gains                  Earnings     Total
                    -------  ------   ----------   ------   ---------   ----------    ----------   ---------  ----------   --------
Balance December
31, 2000            292,947  $  293   19,860,068   $   20   $   1,335   $        1   $     8,519    $    -    $   1,798    $11,966

Treasury stock            -       -            -        -           -            -             -        (74)          -        (74)
acquisitions

Shares issued
in exchange               -       -      217,500        -         149            -             -         17           -        166
for services

Cancellation of
shares purchased          -       -     (136,917)       -        (128)           -             -         -            -       (128)
with cash

Cancellation of
shares received in        -       -     (668,517)      (1)       (603)           -             -         -            -       (604)
exchange for property
and investments

Shares issued
in exchange for           -       -       34,440        -          25            -             -         -            -         25
investment and
cancellation of
debt

Cumulative
Translation               -       -            -        -           -            4             -         -            -          4
adjustmen

Cumulative
Unrecognized              -       -            -        -           -            -        (7,728)        -            -     (7,728)
Gains

Net income                                                                                                        3,714      3,714

Balance December    -------  ------   ----------   ------   ---------   ----------   -----------    -------   ---------    -------
31, 2001            292,947  $  293   19,306,574   $   19   $     778   $        5   $       791    $   (57)  $   5,512    $ 7,341
                    -------  ------   ----------   ------   ---------   ----------   -----------    -------   ---------    -------

Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2001 and 2000
                              (Dollars in Thousands)
                                                        2001           2000
                                                    -----------    ----------
   Cash Flows From Operating Activities:
     Net income                                     $   3,714      $   2,205
     Adjustments to reconcile net income
      to net cash used in operating activities
        Depreciation, depletion and amortization        1,631            382
        Gain on sale of property, plant and
          equipment                                       (29)        (  115)
        Gain on sales of investments-marketable
          securities                                   (5,914)        (5,926)
        Losses on sale of investments-equity method        --            322
        Equity loss from operations of investments         47          1,436
        Minority interest in income of
          consolidated subsidiary                         (73)           591
        Stock issued for services rendered                166            209
        Other                                             (28)            --
        Decrease (increase) in deferred tax asset       2,188         (2,467)
       (Decrease) increase in deferred tax liability   (2,188)         2,467
      Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                       3,968           (235)
        Inventory                                         718             --
        Other assets-current and non-current             (115)            (3)
       Increase (decrease) in liabilities:
        Accounts payable                               (1,826)            84
        Accrued expenses                                  (55)           169
        Taxes payable                                     (90)            --
                                                    -----------    ----------
   Net cash provided by (used in)
       operating activities                             2,114           (881)
                                                    -----------    ----------
  Cash Flows From Investing Activities:
     Acquisition of subsidiary, net of cash            (4,329)             4
     Net (advances) repayments with related parties       177           (800)
     Cash proceeds from sale of property                  226            429
     Purchase of property and equipment                (1,910)        (1,404)
     Sale of marketable securities                      9,006          6,736
     Purchase of marketable securities                   (821)        (4,333)
     Investments in equity securities-
       equity method                                        9         (  724)
     Notes receivable loans                               (28)            --
                                                    -----------    ----------
   Net cash provided by (used in)
       investing activities                             2,330            (92)
                                                    -----------    ----------

Continued on Next Page

Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2001 and 2000
                              (Dollars in Thousands)
                                   (continued)

                                                       2001           2000
                                                    ----------     ----------

 Cash Flows From Financing Activities:
     Net payments on revolver                          (3,026)            --
     Decrease in book overdraft                          (518)            --
     Proceeds from long-term debt                       4,655          4,370
     Payment on long term debt                         (6,684)        (3,416)
     Increase in restricted cash                        1,107             --
     Sale of Common Stock and exercise of options           -            618
     Purchase of Common Stock                            (202)          (250)
                                                    ----------     ----------
   Net cash (used in) provided by
       financing activities                            (4,668)         1,322
                                                    ----------     ----------
   Net (decrease) increase in cash                       (224)           349

   Cash, beginning of period                              414             65
                                                    ----------     ----------
   Cash, end of period                              $     190      $     414
                                                    ==========     ==========



Supplemental disclosure of cash flow information:

Interest paid                                       $   1,252      $     324
                                                    ==========     ==========
Taxes paid                                          $      --      $      --
                                                    ==========     ==========

Supplemental disclosure of non-cash financing and investing activities:

Marketable securities reduced for sales and
  carrying value adjustments                        $   8,269
                                                    ==========

Marketable securities reduced for shares used
  as consideration for acquisition                  $     170
                                                    ==========
Marketable securities increased for elimination
  of investment in closely held business due
  to business combination of investee               $   1,920
                                                    ==========
Continued on Next Page

Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2001 and 2000
                              (Dollars in Thousands)
                                   (continued)

Supplemental disclosure of non-cash financing and investing activities, continued:

                                                       2001           2000
                                                    ----------     ----------
Notes receivable and other assets received as
  proceeds in connection with sale of property,
  plant and equipment                               $     113
                                                    ==========

Net assets acquired in settlement of affiliate
  receivable                                        $      19
                                                    ==========
Long-term debt issued for the acquisition of
  Land, equipment and investment in closely
  held business                                     $   1,675
                                                    ==========

Long-term debt and accrued interest
  reduced in connection with acquisition            $   1,755
                                                    ==========
Conversion of notes receivable to marketable
  securities                                                       $     794
                                                                   ==========

Long-term debt reduced for property
   sold/exchanged                                   $     127      $     200
                                                    ==========     ==========

Long-term debt issued in connection with
   acquisition                                      $     500      $   1,297
                                                    ==========     ==========

Long-term debt assumed and receivables reduced
  in connection with acquisition, net of cash
  acquired                                                          $ 1,084
                                                                   ==========

Common Stock issued upon conversion of long-term
  debt and investment                               $      25
                                                    ==========

Common Stock retired in exchange for assets         $     604
                                                    ==========

Common Stock issued for services                    $     166
                                                    ==========
Continued on Next Page

Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2001 and 2000
                              (Dollars in Thousands)
                                   (continued)


Supplemental disclosure of non-cash financing and investing activities, continued:

                                                       2001           2000
                                                    ----------     ----------

Common Stock retired in exchange for receivables                   $   1,395
                                                                   ==========

Common Stock issued for investment in affiliate
  (see Note 2)                                                     $     186
                                                                   ==========

Common Stock retired in exchange for reduction
  of investment in affiliated companies                            $     677
                                                                   ==========

Common Stock issued in exchange for net assets
  acquired (see Note 2)                                            $   9,523
                                                                   ==========












Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production of and the sale of oil, gas and natural gas liquids and the sale of refined petroleum products. Capco's operations consist of three segments of business: oil and gas production, convenience store operations and distribution of refined petroleum products. The Company's production activities are located principally in the United States. Foreign operations are not significant to either consolidated financial position or consolidated results of operations. The principal executive offices of the Company are located at 2922 East Chapman Avenue, Suite 202, Orange, California. The Company was incorporated as Alfa Resources, Inc., a Colorado corporation, on January 6, 1981. In November 1999, the Company amended it articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and it's wholly and majority owned subsidiaries. Accordingly, all references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's significant subsidiaries include CRC, Meteor Enterprises, Inc. ("MEI"), Capco Asset Management, Inc. ("CAM"), Capco Resources Ltd. ("CRL") and Capco Monument LLC ("Monument").

RISK FACTORS RELATED TO CONCENTRATION OF SALES AND PRODUCTS

The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas and the costs of finding, acquiring, developing and producing reserves, and the prices the Company pays for gasoline and diesel products. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternative fuels.

The prices the Company pays for gasoline and diesel products are subject to market fluctuation and are not in the control of the Company. Prices for these products can and have fluctuated significantly. Higher product prices could have a significant impact on the Company's borrowing capabilities due to the generally faster timing required for payments to the Company's suppliers compared to the timing of collection of receivables from its customers. When necessary, the Company finances these working capital requirements through its revolving bank credit facility. This facility contains certain financial covenants, which are based on the Company's budgeted results. If, as a result of price changes or other factors, the Company is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit facility could be limited. If that were to occur, the Company would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available.


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales' volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (See Supplemental Information About Oil and Gas Producing Activities).


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


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt and revolving credit facility also approximate fair value because interest rates and terms offered to the Company are at current market rates.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to accounts receivable is primarily concentrated in the diesel, gasoline and greases and lubricants segments. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

INVENTORIES

Inventories are stated at the lower of cost or market. Inventories of petroleum products, greases and lubricants, and related products are stated at the first in first out (FIFO) basis. Inventories of petroleum products at convenience store locations are stated at average cost. In-store inventories are stated on the FIFO basis.


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


DEPRECIATION AND DEPLETION

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2001, the Company conducts oil production operations in the United States and Canada. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2001.

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

Depreciation for non-oil and gas properties is recorded on the straight-line method at rates based on estimated useful lives ranging from three to forty years of the assets.


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


REVENUE RECOGNITION

Revenue from product sales is recognized when the products are delivered, net of applicable provisions for discounts and allowances. Revenue from services is recognized when the services are performed and billable.


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

Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines and records its liability on a site-by-site basis at the time when it is probable and can be reasonably estimated. The Company's estimated liability is recorded net of the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.


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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classified as available-for-sale.


EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding at December 31, 2001 and 2000 would have increased for 1,659,000 and 1,400,000 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement was effective for any business combination initiated after June 30, 2001 and applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

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

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


RECLASSIFICATION

Certain amounts have been reclassified in prior years to be consistent with the classification as of December 31, 2001.


2. BUSINESS COMBINATION, ACQUISITION AND DIVESTITURES:

The Company had the following acquisitions and divestments during the year ended December 31, 2001:

In January 2001, the Company transferred an equity interest in CRL at a cost basis of $9,000, which approximated the net book value of CRL, for the acquisition, and cancellation, of 28,300 shares of the Company's Common Stock.

In January 2001, the Company acquired for cancellation, 54,000 shares of the Company's Common Stock from a related party, in exchange for an oil and gas property interest at a cost basis of $50,000.

In February 2001, the Company acquired for cancellation 586,217 shares of Common Stock from a related party, in exchange for 51,600 shares of marketable securities owned by the Company with a market value of $672,000, less indebtedness in the amount of $127,000 related to the marketable securities.

In April 2001, the Company purchased MEI from Meteor Industries, Inc. ("MII") for $5.6 million and assumption of certain environmental liabilities and other indemnities. MEI owned substantially all of MII's assets; excluded were 400,000 shares of common stock of Active IQ Technologies, Inc. and certain amounts of cash, which remained in MII. Also, MEI contains all of the liabilities of MII, except those associated with certain costs. The Company's financial statements reflect the operations of MEI since April 30, 2001, the date of acquisition. Pro forma information as if the transaction had taken place at the beginning of each year in the two-year period ended December 31, 2001, is disclosed in Note 15 to these financial statements.

The purchase price of $5.6 million was paid in the form of $4.8 million cash, of which the Company borrowed $1.8 million and sold $3.0 million of marketable securities, $300,000 of MII common stock, and $500,000 in a note payable to the seller. At the time of the acquisition, the Company had $1.8 million of debt due to MEI. Upon closing of the acquisition MEI relieved the Company of the debt. Capco has treated the cancellation of debt as a reduction in the purchase price, resulting in a net acquisition cost of $3.8 million.


The acquisition of MEI has been accounted for using the purchase method of accounting and accordingly the total purchase price has been allocated on the basis of the fair values of the assets acquired and liabilities assumed. The components of the purchase price and its allocation to the assets and liabilities of MEI, are as follows (in thousands):


Components of purchase price:
  Consideration paid                                $  5,580
  Notes payable, cancelled                            (1,755)
                                                     -------

     Total purchase price                              3,825

Allocation of purchase price:
  Stockholder's equity of Meteor Enterprises, Inc.    (8,012)
  Decrease in accounts receivable                        795
  Increase in inventories (elimination of LIFO
    reserve and adjustment to fair value)               (354)
  Increase in deferred income taxes (SFAS 109)           253
  Decrease in investment                                 107
  Decrease in Saba Power Project                         690
  Increase in accrued expenses                           832
                                                     -------

     Fair value of net assets in excess of
      purchase price (negative goodwill)              (1,864)

  Allocation of negative goodwill:
    Plant, property and equipment                      1,356
    Intangibles                                          508
                                                     -------
                                                    $    -0-
                                                     =======

In May and August 2001, the Company issued a total of 15,658 shares of Common Stock for equity interests in CRL at a total cost basis of $11,000.

In August 2001, the Company assumed the operations, assets and liabilities of convenience stores located in Colorado and New Mexico that were formerly owned and operated by Meteor Stores, Inc ("MSI"). In connection with this transaction all related party debts owed by MSI to MEI were eliminated, the Company's equity interest in MSI was reduced from 45.0% to 22.5%, and the related party balance due to the Company was reduced to $99,000.

In August and  September  2001,  the Company  invested an  additional  $4,000 in
Zelcom Industries, Inc. ("Zelcom"), in connection with that company's re-capitalization and business combination with neoRhino Industries ("neoRhino"), which included additional capital investment by third party shareholders. As a result the Company's equity interest in neoRhino was reduced from 35% to 29.4%.

In August 2001, the Company closed on a debt restructuring with one of its lenders that resulted in the following: the Company acquired two tracts of land at a total cost of $850,000, the Company acquired a 33.33% equity interest in a privately-held propane distribution company at a cost of $550,000, an 8% promissory note payable in the amount of $2.6 million was cancelled by the lender, and accrued expenses due to the lender in the amount of $94,000 were paid by the Company. Consideration paid by the Company consisted of the issuance of new promissory notes in the total amount of $4.1 million to the lender.

In December 2001, the Company increased its ownership in producing oil and gas properties in Kansas and Texas that it operated by acquiring working interests held by other owners in the properties. The total acquisition cost of $375,000 was funded by cash payments, the assumption of accounts receivable owed by the sellers and production payables.

The Company had the following acquisitions and divestments during the year ended December 31, 2000:

In January 2000, the Company acquired a 100% interest in MSI for $1.5 million, consisting of $200,000 cash and a note payable in the amount of $1.3 million, which was collateralized by 100% of the issued and outstanding common stock of MSI and 210,000 shares of MII held by the Company.

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

In February 2000, the Company completed its acquisition of an 80% interest of the issued and outstanding common stock of Zelcom, a company involved in Internet applications. The Company accounts for the investment under the equity method of accounting, as the Company reduced its ownership to 35% in December 2000 by selling 56% of its ownership to Sedco, Inc., a private company owned by the Company's Chief Executive Officer, in exchange for 363,000 shares of the Company's Common Stock. Effective as of the date of such transaction the Company cancelled the shares.

In March 2000, the Company purchased a proven oil and gas property in Texas for cash consideration of $618,000 from an unrelated third party.

In March 2000, the Company increased its investment in CRL from approximately 9.9% with a cost of $143,000 to approximately 81.9% by the issuance of 11,867,558 shares of its Common Stock and the assumption of indebtedness in the amount of $1.1 million for 6,548,029 shares of CRL, which were acquired from a majority stockholder of the Company. Therefore, the transaction has been accounted for at the net book value of CRL. The shares issued were valued at $7.7 million, which was determined at the net book value of CRL of $10.7 million less the 18.1% of minority interest of $1.9 million, and the assumed debt of $1.1 million. During the period from July 2000 to December 31, 2000, the Company issued an additional 1,019,592 shares of its Common Stock to stockholders of CRL in exchange for 509,796 shares of CRL's common stock, increasing its equity ownership of CRL to 87.5%. The shares issued were valued at $623,000, which approximated the net book value of the shares purchased from the minority holders, resulting in an increase to stockholders' equity and a corresponding decrease in minority interest of $623,000.

At March 31, 2000, CRL was a holding company with a wholly-owned subsidiary, Capco Asset Management ("CAM"), which had investments in publicly traded companies, as follows: i) 1,290,000 shares of common stock, or approximately 30% interest, of Greka Energy Corporation ("Greka"), which is in the business of oil and gas production principally in the United States, ii) 1,238,550 shares of common stock, or approximately 33% interest, of MII, which is in the business of petroleum marketing in the United States, and iii) convertible notes receivable issued by Chaparral Resources, Inc. ("Chaparral"), which is in the business of oil and gas production in Kazakhstan. In September 2000, the notes receivable including accrued interest were converted into 427,113 shares of common stock of Chaparral. The investment in CRL is accounted for on a consolidated basis and the Company's consolidated statements of operation and cash flow include CRL's results of operations and cash flow from the date of the increased investment, April 1, 2000.

In October 2000, the Company acquired an additional 1,612,903 shares of Chaparral's Common Stock for $3.0 million. The Chaparral shares were transferred to CRL as the Company's consideration for the purchase of CRL's wholly owned subsidiary CAM. At the date of the transaction, the consolidated net book value of CRL, which included CAM and unrecognized gains on marketable securities in the amount of $8.2 million, was greater than the net book value of CRL following receipt by CRL of the Chaparral common stock.

The minority interest in CRL decreased as a result of this transaction.

This decrease in the CRL minority stockholders' interest in the amount of $1.2 million has been accounted for as an addition to the Company's purchase price for CRL, resulting in an increase to stockholders' equity and a corresponding decrease in minority interest in the consolidated financial statements.

The net assets and purchase price of CRL consisted of the following (in thousands):


        Cash                                                $      4
        Marketable securities                                  8,303
        Accounts and notes receivable                          1,169
        Oil and gas properties                                   118
        Investment in closely held business                    2,440
        Accounts payable and accrued expenses                (   503)
        Long term debt                                       (   798)
                                                              ------
        Net assets                                            10,733
        Minority interest                                    ( 1,943)
                                                              ------
        Net assets acquired                                    8,790
        Additional liabilities assumed
          in connection with investment                      ( 1,089)
        Minority interests acquired by
          exchange of shares                                     616
        Exchange of Chaparral common stock
          for minority interest in CAM                         1,205
                                                              ------
        Cost of investment                                  $  9,523
                                                              ======

In July 2000, effective January 1, 2000, CRC assigned 50% of its interest in proved property located in Kansas to five unrelated parties for interests in oil and gas producing properties in New Mexico. No gain or loss was recognized as a result of this transaction as it represented a transfer of working interests within the full cost pool.

In December 2000, the Company purchased a proven oil and gas property in California for cash consideration of $300,000 from an unrelated third party.



3. INVESTMENTS IN EQUITY SECURITIES-MARKETABLE SECURITIES

As of December 31, 2001, the Company had marketable securities in common stock of $4.0 million, which consisted of $98,000 classified as trading and $3.9 million classified as available-for-sale. The common stock available-for-sale, with an aggregate fair market value of $3.9 million, had aggregate unrealized holding gains of $791,000, reflected as cumulative unrecognized gains in the statement of stockholders' equity, and aggregate realized holding losses of $565,000 reflected in the current year's statement of operations, for a cost basis of $3.6 million. At December 31, 2001, marketable securities with a carrying value of $3.4 million collateralized a portion of the Company's long-term debt (see Note 7).

4. INVENTORY

Inventory consisted of the following as of December 31, 2001 (in thousands):

         Gasoline and diesel fuel                            $    475
         Grease and oil lubricants                              1,974
         Antifreeze and other                                     367
         Convenience store merchandise                            166
                                                               ------
         Total                                               $  2,982
                                                               ======
5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2001(in thousands):

         Developed oil and gas property                      $  5,173
         Undeveloped oil and gas property                         352
         Real estate                                            4,000
         Equipment                                              6,274
         Buildings and improvements                             3,274
                                                               ------
              Total                                            19,073
         Accumulated depreciation and depletion                (1,881)
                                                               ------
         Property, plant and equipment, net                  $ 17,192
                                                               ======

At December 31, 2001, these assets collateralized a portion of the Company's long-term debt (see Note 7).

Depreciation and depletion expense totaled $1.6 million and $363,000 for the years ended December 31, 2001 and 2000, respectively.

The Company has listed for sale, at an aggregate sales price of $6.5 million, land and buildings, that are not part of the core business of oil production or petroleum distribution. It is the Company's intention to dispose of the properties over a period of time that allows for optimum return to the Company based on market conditions and the Company's assessment of the best utilization of the property at the time that a purchase offer is tendered to the Company. The book value of these properties is approximately $3.6 million. The current portion of long-term debt associated with these properties is approximately $1.4 million and the long-term debt associated with these properties is approximately $1.7 million.

5. INVESTMENTS IN EQUITY SECURITIES

EQUITY METHOD

At January 1, 2001, the Company owned 1,139,000 shares (approximately 31.9%) of common stock of MII. The Company's investment was accounted for using the equity method of accounting. In April 2001, the Company acquired MEI, which included substantially all of the operations of MII (see Note 2). The financial position of MEI at December 31, 2001, and its results of operations since date of acquisition are included in the Company's consolidated financial statements. The Company's portion ($78,000) of MII's operations for the period in the year 2001 prior to the acquisition is reflected in the statement of operations as equity from operations of investments.

At January 1, 2001, the Company owned a 45% equity interest in MSI, a private company that operates convenience stores in New Mexico and Colorado. The investment is accounted for using the equity method of accounting. Effective August 1, 2001, the Company's equity interest in MSI was reduced to 22.5% (see
Note 2). No amount of investee earnings (losses) is reflected in the current year's financial statements as the Company had reduced its investment in MSI to zero in the prior year, and the current year's operations by MSI resulted in a loss.

The Company owns a 29.4% equity interest in neoRhino Industries, Inc. ("neoRhino"), formerly Zelcom Industries, a private company involved in Internet applications. The Company acquired an 80% interest in neoRhino in the first quarter of the year 2000 by the issuance of 200,000 shares of Common Stock and a working capital commitment to fund neoRhino's operations during the year. Such funding amounted to $474,000 for the year 2000 and was accounted for as additional capital investments by the Company. In December 2000, the Company sold a portion of its equity holdings in neoRhino, reducing its ownership to 35%. Sales consideration in the amount of $338,000 consisted of the receipt of 363,000 shares of the Company's Common Stock that were retired, resulting in a reported gain on the sale in the amount of $224,000. In addition, the Company recorded an impairment loss in the amount of $89,000. The investment was accounted for using the equity method during the entire year 2000, as the Company's intent was to reduce its ownership before the end of the year. At December 31, 2001, the Company's reported equity in neoRhino was $-0-, due to operating losses sustained during the year, the reduction in ownership and the impairment adjustment. In August and September 2001, the Company invested an additional $4,000 in neoRhino in connection with that company's re-capitalization, which included additional capital investment by third party shareholders. As a result the Company's equity interest in neoRhino was reduced from 35% to 29.4%.


The Company owns a 50% equity interest in Coors Pyramid LLC, a private company that owns a convenience store location that is leased to the Company at a monthly rental of $3,000. The carrying value at December 31, 2001, was $81,000.

The Company owns a 50% equity interest in Meteor Office LLC ("Meteor Office"), a company that is a participant in a real estate joint venture that owns the office building in which the Company offices in Denver, Colorado. In January 2002, the Company sold its equity interest in Meteor Office. The carrying value at December 31, 2001, $140,000, reflects the distribution received by the Company following the sale of its equity interest.

In September the Company's equity ownership in Rocky Mountain Propane LLC ("RMP") was reduced from 65% to 61% due to additional capital investment into RMP by management. The Company accounts for its investment in RMP using the equity method due to the fact that the Company has voting and control interests that are less than 51%.

COST METHOD

The Company owns a 100% equity interest in El Boracho Inc., a company that holds title to a state liquor license for one of the Company's convenience stores. The carrying value at December 31, 2001, was $95,000.

The Company owns a 50% equity interest in Rio Rancho, LLC, a private company that owns real estate. The carrying value at December 31, 2001, was $225,000.

In August 2001, the Company acquired a 33.3% equity interest in Mesa Propane, Inc. ("Mesa"), a private company engaged in the business of distributing propane to individual and commercial customers. The Company does not exercise significant influence over the business operations of Mesa, and there are no material transactions between the two parties. Accordingly, the Company accounts for its investment under the cost method, which at December 31, 2001, was $550,000.


6. REVOLVING CREDIT FACILITY

The Company has a revolving credit facility with a maximum commitment of $12.5 million, which expires on December 31, 2002. The amount available under the revolving credit facility ("borrowing base") is a function of the sum of eligible accounts receivable and inventory as defined by the revolving credit agreement up to the maximum commitment. At December 31, 2001, the borrowing base was approximately $6.1 million, and the outstanding balance was $5.2 million. Advances requested by the Company are subject to an interest rate of the lender's base rate plus 0.5% (4.75% at December 31, 2001). Additionally, the Company pays an annual commitment fee of 0.25% of the maximum commitment.

The Company's petroleum products distribution trade accounts receivable and inventory collateralize the revolving credit facility.

The terms of the revolving credit agreement contain, among other provisions, requirements for maintaining certain net worth, minimum earnings after taxes, minimum debt service coverage, and other financial ratios and specific limits on additional indebtedness, equity financing, liens and merger activity. During the year 2001, and at December 31, 2001, the Company was out of compliance with several covenants contained in the agreement. The Company obtained waivers from the lender for noncompliance at December 31, 2001.

The credit agreement contains a subjective acceleration clause, therefore the entire borrowings under the revolving credit facility are classified as a current liability.

7. LONG TERM DEBT

Long term debt consisted of the following as of December 31, 2001 (in thousands):


Notes  payable to banks with  monthly  payments  ranging from
$2,913 to $47,744, interest  at  4.75%  to 9.65%,  maturing
from  November  2002  to  May  2014, collateralized by property
and equipment                                                         $   1,977


Notes payable to suppliers with monthly payments ranging from
$4,853 to $8,082, interest at 3.9% to 8.0%, maturing from
December 2006 to July 2007, collateralized by property and
equipment                                                                   646


Notes payable to individuals with monthly payments ranging from
$1,111 to $72,654, interest at 7.0% to 8.5%, maturing from
April 2003 to November 2013, collateralized by property and
equipment                                                                 5,452


Notes payable to financial institutions  with monthly payments ranging from $485 to $4,185, interest at 8.25% to 10.25%,
maturing from January 2002 to June 2006, collateralized by
property and equipment                                                      840


Capital leases with monthly payments ranging from $509 to $1,215, interest at 0.9% to 8.72%, maturing November 2002 to September
2005, collateralized by equipment                                            65

Note payable, with interest at 10%, due in April 2002,
collateralized by an affiliate's pledge of the Company's
Common Stock owned by the affiliate                                         500

Note payable to an individual, interest at 18%, due in
January 2002                                                                 35

Note payable to a bank, due in monthly payments of principal and interest of $7,000, interest at 4.5%, collateralized by real estate, common stock of a subsidiary of the Company and the
personal guaranty of the Company's Chief Executive Officer                  373

Notes payable, interest at 10%, due on September 30, 2001,
collateralized by purchased property                                      1,550

Note payable, due on June 15, 2001, collateralized by marketable
securities                                                                  160

Note  payable  to an  individual, interest at 9% per
annum  plus an incremental  interest rate of 1% for every $1 that
West Texas  Intermediate Crude exceeds $21 per barrel payable quarterly, convertible into Common Stock of the Company at the option of the holder at a conversion price of $1.50, with the
unpaid principal due in May 2003                                      $      25

Notes payable to securities  firms, interest at 5.5% to 6.25%,
collateralized by marketable securities  owned by the Company               353
                                                                         ------
Total debt                                                               11,976

Less current maturities                                                   5,164
                                                                         ------
Long term debt                                                        $   6,812
                                                                         ======


The following is a summary of the principal amounts payable over the next five years and thereafter (in thousands):

                  Year ending December 31,
                             2002                             $ 5,164
                             2003                               1,013
                             2004                                 678
                             2005                                 580
                             2006                                 375
                          Thereafter                            4,166
                                                               ------
                                                              $11,976
                                                               ======


Interest expense for all corporate borrowings totaled $1.3 million and $470,000 for the years ended December 31, 2001 and 2000, respectively.


8. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

Capco, as owner and operator of oil and gas properties and a distributor of refined petroleum products, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata.

Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company accrues for environmental remedial actions, operations, maintenance and monitoring costs based on the net present value of the costs after a remediation plan has been developed. These costs are discounted using a risk free interest rate over the estimated period, which the remediation, operation, maintenance and monitoring costs are to be expended.

Environmental accruals are routinely reviewed on an interim basis as events and developments warrant.

The Company operates in various states, which have established environmental remediation trusts. The purpose of the funds is to provide monetary assistance in both assessing and correcting a site for environmental problems. As a result, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

The Company maintains insurance coverage that it believes is customary in the industry, although it is not fully insured against all environmental risks.

Included in selling, general and administrative expenses, for the years ended December 31, 2001 and 2000, are $109,000 and $-0-, respectively, for site assessment, related cleanup costs and regulatory compliance. Included in other assets at December 31, 2001, are un-reimbursed costs from environmental remediation trusts of $57,000. At December 31, 2001, current liabilities included accrued expenses of $548,000, and non-current liabilities included accrued expenses of $308,000 for environmental remediation which management believes is adequate to cover known environmental remediation problems.

The Company is not aware of any environmental claims existing as of December 31, 2001, that would have a material impact on its consolidated financial position or results of operations, other than as disclosed above. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.


LONG-TERM DEBT

The Company is a co-signer on a note for its 50% owned equity investment in a subsidiary. The amount payable on the note at December 31, 2001, is $287,000.

The Company has guaranteed a $1.4 million note payable on the office building in which the Company's offices in Denver, Colorado are located. (See Note 11). The principal balance owing on the note at December 31, 2001, is $1.3 million.

The Company is a guarantor on certain loans to the propane distribution company in which the Company has a 61% equity interest. The amount payable on the notes at December 31, 2001, is $2.7 million.

OPERATING LEASES

The Company leases office facilities and equipment under operating leases expiring through December 31, 2009. As of December 31, 2001, future minimum rental payments required under the operating leases are as follows (in thousands):

                       Year ending December 31,
                                  2002                      $  802
                                  2003                         467
                                  2004                         272
                                  2005                         134
                                  2006                          37
                                  Thereafter                    71
                                                             -----
                                                            $1,783
                                                             =====

Rental expense totaled $879,000 and $72,000 for the years ended December 31, 2001 and 2000, respectively.


9. EQUITY

PREFERRED STOCK

The Series A Preferred Stock issued by the Company on February 28, 1991, has a par value and liquidation value of $1.00 per share, a cumulative 5% dividend and is redeemable by the Company at 110% of par value. Dividends of $29,000 had been declared as of December 31, 2001, of which $2,000 has been paid and the balance is included in accounts payable and accrued expenses. Unpaid and undeclared dividends amount to $129,000 at December 31, 2001.


COMMON STOCK

For the year ended December 31, 2001, the Company had the following significant equity transactions:

The Company issued 217,500 shares of Common Stock for consulting services in the amount of $149,000, which approximates the fair market value of the Common Stock on the dates of issuance.

The Company paid $128,000 for the acquisition, and cancellation, of 136,917 shares of Common Stock.

The Company transferred an equity interest in CRL at a cost basis of $9,000, which approximated the net book value of CRL, for the acquisition, and cancellation, of 28,300 shares of Common Stock.

The Company acquired for cancellation 640,217 shares of Common Stock from a related party in exchange for an oil and gas property interest at a cost basis of $50,000, and for 51,600 shares of marketable securities owned by the Company with a market value of $672,000, less indebtedness in the amount of $127,000 related to the marketable securities, which approximates the fair market value of the Common Stock on the dates that the transaction was agreed upon.

The Company issued 15,658 shares of Common Stock for equity interests in CRL at a cost basis of $11,000, which approximates the fair market value of the Common Stock on the dates of issuance.

The Company issued 18,782 shares of Common Stock for conversion of a note payable and accrued interest in the total amount of $28,000, resulting in a gain of $14,000, based on the approximate fair market value of the Common Stock on the date of issuance.

For the year ended December 31, 2000, the Company had the following significant equity transactions:

The Company issued 560,250 shares of Common Stock at $0.94 per share for net cash proceeds of $525,000 in a private placement.

The Company issued 11,867,558 shares of Common Stock for the acquisition of 6,548,029 shares of common stock of CRL. As the transaction was with the Company's majority stockholder, the investment was recorded at the basis of the net assets acquired (see Note 2).

The Company issued 1,019,592 shares of Common Stock for the acquisition of an additional 509,796 shares of common stock of CRL (see Note 2).

The Company issued 200,000 shares of Common Stock at $0.93 per share, the fair market value of the Company's Common Stock on the date of issuance, in exchange for 80% equity interest in Zelcom.

The Company issued 343,950 shares of Common Stock at an average price of $0.58 per share, the fair market value of the Company's Common Stock on the date of issuance, for compensation to employees and consultants.

The Company issued 92,500 shares of Common Stock at $1.00 upon the exercise of options.

The Company acquired 268,834 shares of Common Stock for cancellation at $0.93 per share from a shareholder of the Company in exchange for cash consideration of $250,000.

The Company acquired 2,276,978 shares of Common Stock for cancellation at an average price of $0.91 per share in consideration for the sale of interests in equity investments and receivables (see Notes 2 and 11).


TREASURY STOCK

The Company paid $74,000 for the acquisition, and retention, of 103,500 shares of Common Stock. Of this amount, 25,000 shares were subsequently reissued for consulting services in the amount of $17,000.

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

A summary of the status of the Company's stock option plan as of December 31, 2001 and 2000 is presented below:

                                      2001                     2000
                               ------------------       -------------------
                                        WEIGHTED                    WEIGHTED
                                        AVERAGE                     AVERAGE
                                        EXERCISE                    EXERCISE
                              SHARES     PRICE            SHARES     PRICE
                            --------- ----------        ---------  ---------
Outstanding
 at beginning of year        900,000    $ 0.97            200,000    $ 0.93
Granted at market                                       1,450,000    $ 0.90
Granted exceeding
 market                    2,370,000    $ 0.97               -       $   -
Exercised                      -        $    -               -       $   -
Forfeited                   (280,000)   $ 1.13           (750,000)   $ 0.84
                           ---------                      -------
Outstanding at end
 of year                   2,990,000    $ 0.97            900,000    $ 0.97
                           =========     =====            =======     =====
Options exercisable
 at end of year              541,111    $ 0.93            169,444    $ 0.98
                           =========     =====            =======     =====

                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
--------------------------------------------------------   ---------------------
                                   WEIGHTED
                                   AVERAGE      WEIGHTED                WEIGHTED
YEAR       RANGE OF     NUMBER     REMAINING    AVERAGE                 AVERAGE
OPTIONS    EXERCISE     OUTSTAN-   CONTRACTUAL  EXERCISE   NUMBER       EXERCISE
GRANTED    PRICES       DING       LIFE         PRICE      EXERCISABLE  PRICE
-------    --------     ---------  -----------  --------   -----------  --------
1999    $0.93            200,000    2.0 years   $0.93      144,444      $0.93
2000    $0.81 to $1.25   460,000    3.0 years   $0.88      260,000      $0.91
2001    $0.93 to $1.00 2,330,000    3.7 years   $0.99      136,667      $0.98
                       ---------                           -------
        $0.93 to $1.25 2,990,000    3.0 years   $0.97      541,111      $0.93

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2001 and 2000, would have been reduced to the pro forma amounts indicated below:

                                                     2001               2000
                                                  ---------          ---------
Net income (in thousands): As reported             $ 3,714            $ 2,205
                           Pro Forma               $ 3,365            $ 2,077

Earnings per share-basic and diluted:
                           As reported             $  0.19            $  0.12
                           Pro Forma               $  0.18            $  0.11

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends; expected lives ranging from three to five years for 2001, and three years for 2000; expected volatility of 24.1% and 22.0% for 2001 and 2000, respectively; and risk free rates of return of 3.0% and 6.19% for 2001 and 2000, respectively. The weighted average fair value of those purchase rights granted in 2001 and 2000 was $0.15 and $0.18, respectively.


Non-employee options

In April 2001, the Company issued an option to Sayed Consulting, Inc. ("Sayed") to purchase 350,000 shares of the Company's Common Stock at an exercise price of $1.00 exercisable for a period of five months. The option was issued in exchange for consulting services. Due to the relatively expected short life of the option, the per unit weighted-average fair value of unit options granted was $0.01 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 3.00%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's Common Stock of 24.1%; and an average expected life of the option of five months, and an exercise price of $1.00. The option expired in September 2001. If the option had been exercised, an additional option to acquire 500,000 shares of Common Stock at $1.50 per share would have been granted.

Effective November 1, 2001, the Company amended the April 20, 2001, consulting contract with Sayed. The amended contract confirmed the grant of 150,000 shares of Common Stock (which was recorded as an expense of $110,000), an option to acquire 500,000 shares of Common Stock at $0.93 per share expiring March 31, 2002, an option to acquire 600,000 shares of Common Stock at $1.15 per share expiring on June 30, 2002, and as long as the agreement was in force on December 31, 2002, and the previous options had been exercised, an additional option expiring March 31, 2003, to acquire 150,000 shares of Common Stock at $1.75 per share. The fair value of the options is $3,400. The per unit weighted-average fair value of unit options granted was $0.003 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of 24.1%; and an average expected life of the options ranging from 0.4 to 0.7 years. The weighted average exercise price is $1.05 for the options issued. At December 31, 2001, options to acquire 1,100,000 shares of Common Stock were exercisable at an average exercise price of $1.15.

10. INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2001 and 2000, are as follows:
                                               2001                    2000
                                               ----                    ----
Current                                       $   -                   $   -
Deferred                                          -                       -
                                               ----                    ----
Total provision                               $   -                   $   -
                                               ====                    ====

The following reconciles the Federal statutory rate to the effective income tax rate for the years ended December 31, 2001 and 2000:

                                                2001                   2000
                                                ----                   ----
Federal income tax rate                        (34.0)%                (34.0)%
Nondeductible expenses                                                ( 1.0)%
State income taxes, net of
  federal benefit                              ( 6.0)%                ( 6.0)%
Utilization of NOL carry forward                40.0 %                 41.0 %
Effect of valuation allowance                     -                       -
                                                ----                   ----
Effective income tax rate                        0.0 %                  0.0 %
                                                ====                   ====

At December 31, 2001, the Company had net operating loss carry forwards of approximately $4.2 million. The Company anticipates that it will be able to utilize only a portion of the net operating loss carry forwards during the year 2002. Therefore, the Company has established a valuation allowance for the remaining net operating loss carry forwards. The Company realized as a tax benefit in the year 2001 only that amount applicable to the net operating loss carry forwards that were utilized in the year 2001. The valuation allowance for the year ended December 31, 2001, decreased by approximately $61,000. The net operating loss carry forwards expire at various dates through the year 2019.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):
                                                  2001                2000
                                                  ----                ----
Deferred tax asset:
Marketable securities, receivables and
  Liabilities                                   $   57              $    -
Property and equipment and investments               -                 256
Loss carry forward                               1,666               3,553
Less: valuation allowance                       (1,281)             (1,342)
                                                 -----               -----
                                                $  442              $2,467
                                                 =====               =====
Deferred tax liability:
Property and equipment and investments          $  695              $    -
Marketable securities                                -               2,467
                                                 -----               -----
                                                $  695             $ 2,467
                                                 =====               =====

11. RELATED PARTY TRANSACTIONS

Year Ended December 31, 2001

In April 2001, Capco acquired MEI from MII. Ilyas Chaudhary, CEO and a Director of the Company, was a director of MII. Dennis R. Staal, CFO and a Director of the Company, was also a director of MII. Irwin Kaufman, a Director of the Company, was also a director of MII.

At the date of acquisition, MEI's accounts included balances due from two related parties in the total amount of $545,000. During the period subsequent to acquisition, the Company recorded charges to these accounts in the amount of $333,000, which included interest income accruals of $143,000 and service billings in the amount of $136,000. The Company received cash reimbursements in the total amount of $419,000 resulting in a balance due from the two related parties in the total amount of $459,000.

During the year ended December 31, 2001, the Company had several transactions with various companies controlled by its Chief Executive Officer ("affiliates"). The Company acquired for cancellation 640,217 shares of Common Stock from affiliates in exchange for an oil and gas property interest at a cost basis of $50,000, and for 51,600 shares of marketable securities owned by the Company with a market value of $672,000, less indebtedness in the amount of $127,000 related to the marketable securities. The Company received cash advances in the total amount of $435,000 from affiliates. The Company paid expenses in the amount of $1,000 in behalf of affiliates, and was charged a total of $17,000 for expenses by affiliates. The Company accrued compensation expense in the amount of $125,000 due affiliates in accordance with the Chief Executive Officer's employment agreement, and accrued oil and gas revenue in the amount of $29,000 due affiliates for their participation in oil and gas properties operated by the Company. The Company made cash advances in the total amount of $792,000 to affiliates that included payment of a $40,000 balance due affiliates at the beginning of the year, repayment of cash advances received during the year, settlement of expenses paid by the respective parties during the year, and payment of accrued compensation and oil and gas revenue. At December 31, 2001, the Company was owed $147,000 by affiliates.

The Company made cash advances in the total amount of $135,000, and charged expenses in the total amount of $8,000, to MSI. At August 1, 2001, the Company was owed a total of $197,000 by MSI. Effective that date, the Company entered into an agreement with MSI (see Note 2), which resulted in a $98,000 reduction in the amount due to the Company. At December 31, 2001, the Company was owed $99,000 by MSI, which amount has been fully reserved as collection of the outstanding balance is considered to be doubtful.

The Company made cash advances in the total amount of $90,000, to Zelcom Industries, Inc., now neoRhino Industries ("neoRhino"). At December 31, 2001, the Company was owed $90,000 by neoRhino, which amount has been fully reserved as collection of the outstanding balance is considered to be doubtful.

The Company incurred interest expense in the total amount of $47,000 on two promissory notes payable to MII. In April 2001, the indebtedness to MII in the total amount of $1.8 million, consisting of loan principal and accrued interest, was cancelled in connection with the Company's acquisition of MEI from MII (see
Note 2).

The Company owns a 49.5% equity interest in Meteor Office. Meteor Office is a 50% partner in a joint venture that owns and operates the building in which the Company's Denver office is located. The Company incurred rental expense in the amount of $80,000 during the year ended December 31, 2001.

The Company owns a 50% equity interest in Coors Pyramid LLC, a private company that owns a convenience store location that is leased to the Company. The Company incurred rental expense in the amount of $15,000 during the year ended December 31, 2001.


Year Ended December 31, 2000

The Company had several transactions with various companies controlled by its Chief Executive Officer ("affiliates"). The Company made cash advances in the total amount of $1.1 million to affiliates, and received cash reimbursements in the total amount of $330,000 from affiliates. The Company paid expenses in the amount of $437,000 in behalf of affiliates, and was charged a total of $160,000 for expenses by affiliates. The investment by the Company in CRL resulted in the acquisition of affiliates' receivables and payables in the amounts of $329,000 and $533,000, respectively. The Company received 1,500,000 shares of Common Stock from affiliates in exchange for a reduction in affiliates' receivables in the amount of $1.4 million.

At December 31, 2000, the Company owed $40,000 to affiliates.

The Company made cash advances in the total amount of $267,000 and charged expenses in the total amount of $79,000 to MSI. The Company received cash reimbursements from MSI in the total amount of $180,000 and was charged for expense reimbursement in the total amount of $113,000 by MSI. At December 31, 2000, the Company was owed $54,000 by MSI.

The Company invested a total of $474,000 in Zelcom, consisting of cash advances, payment of expenses and allocation of corporate, general and administrative expenses in connection with its equity investment in the company. The Company received 363,000 shares of Common Stock from its major shareholder in exchange for 56% of the Company's equity ownership in Zelcom.

In connection with the Company's acquisition of MSI in January 2000, the Company incurred a note payable of $1.3 million to MII, a company in which the Company had 31.9% equity ownership. During the year 2000 the Company incurred interest expense in the amount of $120,000 as a result of this indebtedness.

The Company borrowed an additional $271,000 from MII in February 2000, and incurred interest expense in the amount of $19,000 attributable to this indebtedness for the year 2000.

12. PROFIT SHARING PLAN

The Company maintains defined contribution profit sharing plans ("401 (k) Plan") covering all eligible employees. Profit sharing contributions are made (i) at the discretion of the Board of Directors; and (ii) on the employee's behalf from salary deferrals. Eligible employees may contribute on a pre-tax basis up to 20% of their qualifying annual compensation. Employer discretionary contributions are not to exceed 25% of the first four percent of each employee's compensation. The Company incurred an expense of $56,000 for employer matching contributions for the year ended December 31, 2001; no contributions were made to the 401 (k) Plan for the year ended December 31, 2000.


13. BUSINESS SEGMENTS

For the year ended December 31, 2001, the Company operated in three industry segments: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities; convenience store operations and distribution of refined petroleum products. For the year ended December 31, 2000, the Company operated in one industry segment: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities.

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

Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. The most significant factors used by management in evaluating the operating performance are net sales, gross profit, selling, general and administrative, and depletion, depreciation and amortization.

Certain   financial   information  for  each  segment  is  presented  below  (in thousands):

                                                Year Ended December 31,
                                                   2001         2000
                                                   ----         ----
                                                      (Unaudited)
Oil and Gas Production:
  Net sales                                     $  1,592     $  1,386
  Gross profit                                       719          842
  Selling, general and
   administrative                                    207          253
  Depreciation, depletion
   and amortization                                  377          364

Convenience Store Operation:
  Net sales                                     $  2,651     $     --
  Gross profit                                       357           --
  Selling, general and
    administrative                                   567           --
  Depreciation and amortization                        7           --

Refined Product Distribution:
  Net sales                                     $ 92,614      $    --
  Gross profit                                    12,673           --
  Selling, general and
    administrative                                10,878           --
  Depreciation and amortization                    1,242           --

Corporate and other:
  Selling, general and
    administrative                              $  1,642      $  1,270
  Depreciation and amortization                        5            18

Loss from operations                            $ (1,176)     $ (1,063)

Reconciliation to net income:
  Other income (expenses)                       $  4,864      $  5,295
  Equity loss from operations of investments         (47)       (1,436)
  Income tax benefit (expense)                        --           --
  Minority interest                                   73          (591)
                                                   -----         -----
  Net income                                    $  3,714      $  2,205
                                                   =====         =====
Identifiable fixed assets:
  Oil and gas production                        $  4,735      $  3,517
  Convenience store operation                         25           --
  Refined product distribution                    12,209           --
  Corporate and other                                223           223
                                                  ------         -----
  Total identifiable fixed assets               $ 17,192      $  3,740
                                                  ======         =====

Principally all of the Company's operations are conducted in the United States.

14. MAJOR CUSTOMERS

For the year ended December 31, 2001, the Company had sales to one customer that accounted for approximately 12.7% of total sales. For the year ended December 31, 2000, the Company had sales to three customers that accounted for approximately 53.0%, 26.0% and 11.0%, respectively, of total sales. No customer accounted for more than 10% of accounts receivable as of December 31, 2001.


15. PRO FORMA FINANCIAL INFORMATION (Unaudited)

Effective April 30, 2001, Capco Energy, Inc. closed on its acquisition of all of the outstanding common stock of MEI, which acquisition has been accounted for under the purchase method of accounting. The purchase price for the common stock was $5.6 million paid in the form of $4.7 million cash, of which Capco borrowed $1.8 million and sold $3.0 million of marketable securities, $300,000 of MII common stock, and $500,000 in a note payable to the seller. At the time of the acquisition, Capco had $1.8 million of debt due to MEI. Upon closing of the acquisition MEI relieved Capco of the debt. Capco has treated the cancellation of debt as a reduction in the purchase price, resulting in a net acquisition cost of $3.8 million.

The accompanying pro forma information combines the activities of Capco Energy, Inc. and MEI for the periods described.

The pro forma consolidated statement of operations for the year ended December 31, 2001, is presented as if the acquisition had occurred on January 1, 2001, and includes the statement of operations of Capco Energy, Inc. for the year ended December 31, 2001, and the operations of MEI for the four months ended April 30, 2001.

The pro forma consolidated statement of operations for the year ended December 31, 2000, is presented as if the acquisition had occurred on January 1, 2000, and includes the statements of operations of Capco Energy, Inc. and MEI for the year ended December 31, 2000.

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


                             CAPCO ENERGY, INC. AND
                            METEOR ENTERPRISES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2001
            (Dollars in Thousands, except for per share information)

                                                                    PRO FORMA       PRO FORMA
                                           CAPCO        METEOR       ENTRIES       CONSOLIDATED
                                         ----------   ----------   ----------      -----------
Net sales                                $   95,844   $   55,402   $        -      $ 151,246
Cost of sales, excluding depreciation        82,203       49,149            -        131,352
                                         ----------   ----------   ----------      ---------
   Gross profit                              13,641        6,253            -         19,894
                                         ----------   ----------   ----------      ----------
Selling, general and administrative
  expenses                                   13,186        8,047            -         21,233
Depreciation and amortization                 1,631          658         (114) (b)     2,175
                                         ----------   ----------   ----------      ----------
   Total operating expenses                  14,817        8,705         (114)        23,408
                                         ----------   ----------   ----------      ----------
Loss from operations                         (1,176)      (2,452)         114         (3,514)
                                         ----------   ----------   ----------      ----------
Other income and (expenses)
  Interest income                               199          170          (38) (a)       331
  Interest expense                           (1,261)        (531)          38  (a)    (1,754)
  Gain on sale of assets                      5,943          (45)           -          5,898
  Equity in losses of investees                 (47)           -            -            (47)
  Other                                         (17)        (706)           -           (723)
                                         ----------   ----------   ----------      ----------
    Total other income and (expenses)         4,817       (1,112)           -          3,705
                                         ----------   ----------   ----------      ----------
Income (loss) before income taxes and
  minority interest                           3,641       (3,564)         114            191
Income tax (benefit) expense                                 290            -            290
Minority interest                                73       (2,080)           -         (2,007)
                                         ----------   ----------   ----------      ----------
   Net income (loss)                     $    3,714   $   (5,354)  $      114      $  (1,526)
                                         ==========   ==========   ==========      ==========

Income (loss) per share
   Basic and diluted                     $     0.19                                $   (0.08)
                                         ==========                                ==========

Weighted average shares outstanding
   Basic and diluted                     19,229,779                                19,229,779
                                         ==========                                ==========

                             CAPCO ENERGY, INC. AND
                             METEOR ENTERPRISES,INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2000
            (Dollars in Thousands, except for per share information)


                                                                    PRO FORMA       PRO FORMA
                                           CAPCO        METEOR       ENTRIES       CONSOLIDATED
                                         ----------   ----------   ----------      ------------
Net sales                                $    1,386   $  196,800   $        -      $  198,186
Cost of sales, excluding depreciation           544      174,497            -         175,041
                                         ----------   ----------   ----------      ----------
   Gross profit                                 842       22,303            -          23,145
                                         ----------   ----------   ----------      ----------
Selling, general and administrative
  expenses                                    1,523       18,971            -          20,494
Depreciation and amortization                   382        2,438         (342)(b)       2,478
                                         ----------   ----------   ----------      ----------
   Total operating expenses                   1,905       21,409         (342)         23,972
                                         ----------   ----------   ----------      ----------
Income from operations                       (1,063)         894          342             173
                                         ----------   ----------   ----------      ----------
Other income and (expenses)
  Interest income                                46          376         (115)(a)         307
  Interest expense                             (470)      (1,690)         115 (a)      (2,045)
  Other                                           -         (803)         562 (c)        (241)
  Gain on sale of assets                      5,719            1            -           5,720
                                         ----------   ----------   ----------      ----------
    Total other income and (expenses)         5,295       (2,116)         562           3,741
                                         ----------   ----------   ----------      ----------
Income (loss)  before income taxes and
  minority interest                           4,232       (1,222)         904           3,914
Income tax (benefit) expense                      -         (641)           -            (641)
Minority interest                               591          368            -             959
Equity loss in investments                   (1,436)           -            -          (1,436)
                                         ----------   ----------   ----------      ----------
   Net income (loss)                     $    2,205   $     (949)  $      904      $    2,160
                                         ==========   ==========   ==========      ==========

Income per share
   Basic and diluted                     $     0.12                                $     0.12
                                         ==========                                ==========


Weighted average shares outstanding
   Basic and diluted                     18,429,208                                18,429,208
                                         ==========                                ==========

17. SUBSEQUENT EVENTS


In January 2002, the Company closed on the sale of its joint venture participation in the office building that it occupied in Denver, Colorado. The Company's carrying value of $140,000 for this investment at December 31, 2001, reflected the proceeds which the Company received from the sale.

In February 2002, the Company signed a Letter of Intent for the sale of its 61% equity interest in RMP. The sales price of $2.7 million will be paid in $850,000 cash and $1.9 million of 12.5% preferred membership interests, redeemable in five years. In addition, RMP will assume certain long-term indebtedness of the Company, which, at December 31, 2001, amounted to $648,000. Closing of the sale is scheduled to take place on or before April 19, 2002.

Included in the Company's long-term debt are promissory notes in the aggregate amount of $1.7 million which matured for payment in June and September 2001, and were not paid. The Company has been in discussion with the lenders and, in March 2002, the Company and the lenders executed a funding and loan repayment agreement ("agreement"). The agreement provides for an additional borrowing in the amount of $450,000, less a holdback in the amount of $160,000 to immediately repay one of the outstanding loans. The new loan, in the amount of $2.0 million, will bear interest at the rate of 12%, and is to be repaid at the rate of $50,000 per month, including principal and interest.

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Independent engineers prepared reserve estimates. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

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

ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas, the majority of which are located within the United States, as well as changes in proved reserves during the past two years are indicated below:

                                                 Oil (Bbl)     Natural Gas (MCF)
                                                 ---------     -----------------
United States
---------------------------------------
Proved reserves at December 31, 1999             887,553            281,871
Acquisition, exploration and
  development of minerals in place               119,890            245,065
Sales of minerals in place                      (417,150)             --
Production                                       (40,092)           (39,482)
Revisions of previous estimates                  157,872             61,777
                                                 -------            -------
Proved reserves at December 31, 2000             708,073            549,231
Acquisition, exploration and
  development of minerals in place               550,909          2,040,944
Sales of minerals in place                        (1,531)               --
Production                                       (53,828)           (57,336)
Revisions of previous estimates                   (2,863)            34,055
                                               ---------          ---------
Proved reserves at December 31, 2001           1,200,760          2,566,894
                                               =========          =========
Proved developed reserves, December 31, 2001     510,077            476,807
                                               =========          =========

                                                 Oil (Bbl)     Natural Gas (MCF)
                                                 ---------     -----------------
Canada
----------------------------------------
Proved reserves at December 31, 1999                 --                 --
Acquisition, exploration and
  Development of minerals in place                   --              72,753
Production                                           --             (15,440)
                                                  -------            ------
Proved reserves at December 31, 2000                 --              57,313
Acquisition, exploration and
  Development of minerals in place                   --                 --
Production                                           --              (9,548)
Revisions of previous estimates                                     (47,765)
                                                  -------            ------
Proved reserves at December 31, 2001                 --                 --
                                                  =======            ======
Proved developed reserves, December 31, 2001         --                 --
                                                  =======            ======


There are no reserves attributable to partnership or minority interests at December 31, 2001.

The Company incurred the following capitalized costs related to oil and gas activities during the year ended December 31, 2001 (in thousands):

              Producing oil and gas property             $ 1,485
              Undeveloped oil and gas property               144
                                                           -----
                                                         $ 1,629
                                                           =====

OIL AND GAS OPERATIONS

Depletion, depreciation and amortization per equivalent unit of production for the years ended December 31, 2001 and 2000, was $5.19 and $7.12, respectively.

Costs incurred by the Company during the year 2001 for acquisition, exploration and development activities are as follows (in thousands):

              Acquisition of producing properties        $   387
              Exploration and development                  1,242
                                                           -----
                                                         $ 1,629
                                                           =====

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOWS AND CHANGES THEREIN

The following information at December 31, 2001, and for the years ended December 31, 2001 and 2000, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

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

The following table presents the standardized measure of discounted net cash flows at December 31, 2001 (in thousands):

                                             United States       Canada
                                             -------------     ---------
Future cash inflows                            $ 26,411        $    --

Future cash outflows:
Production costs                                ( 8,433)            --
Development costs                               ( 3,484)            --
                                                 ------           ------
Future net cash flows before
 future income taxes                             14,494             --

Future income taxes                             ( 3,130)            --
                                                 ------           ------
Future net cash flows                            11,364             --

Adjustment to discount future
 annual net cash flows at 10%                   ( 5,390)            --
                                                 ------           ------

Standardized measure of discounted
 future net cash flows                         $  5,974        $    --
                                                 ======          =======

The following tables summarize the principal factors comprising the changes in the standardized measures of discounted net cash flows during the years 2001 and 2000 (in thousands):
                                             United States       Canada
                                            ---------------     --------
Year 2001
---------
Standardized measure, beginning of
 period                                        $  4,933          $ 168
Sales of oil and gas, net of
 production costs                                (  656)         (  10)
Net change in sales prices, net of
 production costs                                (2,909)         ( 239)
Changes in estimated future
 development costs                               (1,653)            --
Purchases of minerals in place                    4,595             --
Sales of minerals in place                       (    9)            --
Revisions of quantity estimates                     976             --
Accretion of discount                               493             --
Other, including changes in production
 rates (timing)                                     427             --
Change in income taxes                           (  223)            81
                                                 ------         ------
Standardized measure, end of period            $  5,974        $    --
                                                 ======         ======


Year 2000
---------
Standardized measure, beginning of
 period                                        $  4,622        $    --
Sales of oil and gas, net of
 production costs                                (  740)         (  13)
Net change in sales prices, net of
 production costs                                 1,346             --
Changes in estimated future
 development costs                               (  414)            --
Purchases of minerals in place                    2,377            262

Sales of minerals in place                       (2,067)            --
Revisions of quantity estimates                   1,180             --
Accretion of discount                               462             --
Other, including changes in production
 rates (timing)                                  (   29)            --
Change in income taxes                           (1,804)         (  81)
                                                 ------         ------
Standardized measure, end of period            $  4,933        $   168
                                                 ======         ======