Form 10QSB
period 2002-03-31
CAPCO ENERGY INC
filed 2002-05-20
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002.

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


                        2922 E. CHAPMAN AVENUE, SUITE 202
                             ORANGE CALIFORNIA 92869
                     --------------------------------------
                     Address of Principal Executive Offices

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

                           [ X ]    Yes       [ ]        No

There were 19,413,097 shares of the Registrant's $.001 par value common stock outstanding as of May 9, 2002.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                  (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $     149
  Restricted cash                                                 574
  Investment in equity securities - marketable                  2,602
  Accounts receivables-trade, net of
    allowance of $379                                           9,401
  Accounts receivables, related parties                           475
  Notes receivable                                                232
  Inventory, net                                                2,991
  Deferred tax asset - current portion                            369
  Other current assets                                            659
                                                            ---------

     Total Current Assets                                      17,452


Property, Plant and Equipment, net                             16,807


Other Assets:
  Notes receivable, net                                           144
  Investments in closely held businesses                        2,131
  Deferred tax asset                                              228
  Other assets                                                    239
                                                            ---------
                       Total Assets                         $  37,001
                                                            =========





    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                 March 31, 2002
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


Current Liabilities:
  Accounts payable, trade                                   $   9,246
  Revolving credit facility                                     5,950
  Current maturities, long-term debt                            4,693
  Book overdraft                                                  532
  Accrued expenses                                              1,832
  Taxes payable                                                   607
                                                            ---------
     Total Current Liabilities                                 22,860
                                                            ---------

Non-current Liabilities:
  Long term debt, less current maturities                       6,416
  Accrued environmental expenses                                  308
  Deferred tax liability                                          771
                                                            ---------
     Total Non-current Liabilities                              7,495
                                                            ---------

     Total Liabilities                                         30,355
                                                            ---------
Minority Interests in Consolidated Subsidiaries                   639
                                                            ---------

Commitments and Contingencies (Note 4)                             --

Stockholders' Equity:
Preferred stock, $1.000 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                 293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,311,574 shares issued                                         19
Additional paid in capital                                        792
Treasury stock                                                    (27)
Cumulative other comprehensive income                              29
Retained earnings                                               4,901
                                                            ---------
     Total Stockholders' Equity                                 6,007
                                                            ---------
     Total Liabilities and
     Stockholders' Equity                                   $  37,001
                                                            =========

    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                  2002           2001
                                                 ------         ------
Sales                                          $ 24,513       $    403
Cost of sales                                    20,291            197
                                                 ------         ------
     Gross profit                                 4,222            206
                                                 ------         ------

Selling, general and administrative expenses      4,073            300
Depreciation, depletion and amortization            511             93
                                                 ------         ------
     Total operating expenses                     4,584            393
                                                 ------         ------
Loss from operations                               (362)          (187)
                                                 ------         ------
Other Income (Expenses)
  Interest income                                    64             --
  Interest expense                                 (339)          (128)
  Gain on sale of marketable
    securities and assets                            21          1,980
  Equity loss from operations of investments         --            (78)
  Other                                               4              1
                                                 ------         ------
     Total other income (expenses)                 (250)         1,775
                                                 ------         ------
     (Loss) income before taxes and minority
       interest in income                          (612)         1,588

Income tax expense                                   --             --
Minority interest                                     1             (1)
                                                 ------         ------
     Net (loss) income                             (611)         1,587

Other comprehensive (loss)income-net of tax
  Foreign currency translation adjustment            (2)             3
  Unrecognized (loss) gain from investments-
    marketable securities                          (765)        (2,949)
                                                 ------         ------
     Comprehensive (loss)                      $ (1,378)      $ (1,359)
                                                 ======         ======
Income (loss) per share
  Basic and diluted                            $   (.03)      $    .08
                                                 ======         ======

Weighted average common share
  and common share equivalents
  Basic and diluted                          19,239,470     19,453,818
                                             ==========     ==========

  Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)
                             (Dollars in Thousands)

                                                     2002            2001
                                                    ------          ------
  Cash Flows From Operating Activities:
  Net (loss) income                                $  (611)       $  1,587
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation, depletion and amortization           511              93
    Gain on sale of assets                             (21)         (1,980)
    Equity in losses of investees                       --              78
    Minority interest in (loss) income of
      consolidated subsidiary                           (1)              1
    Compensation cost of Common Stock issued
      and options canceled                              54               6
    Other                                                2              --
    (Increase) decrease in deferred tax asset          (76)            729
    Increase (decrease) in deferred tax liability       76            (729)
    Changes in assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable, trade                    (1,710)            (88)
      Inventory, net                                    (9)             --
      Other assets                                    (511)           (267)
     Increase (decrease) in liabilities:
      Accounts payable                               2,179             132
      Accrued expenses                                  76            (430)
      Taxes payable                                     86              --
                                                   -------        --------
   Net cash provided by (used in) operating
      activities                                        45            (868)
                                                   -------        --------

Cash Flows from Investing Activities:
  Net payments from (advances to) related parties       25            (103)
  Purchase of property, plant and equipment (net)     (172)           (500)
  Proceeds from sale of marketable securities (net)    607           1,807
  Advances on note receivable                         (121)            (90)
  Other                                                 --               3
                                                   -------        --------
  Net cash provided by investing activities            339           1,117
                                                   -------        --------


                         Continued on next page

                      CAPCO ENERGY, INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              For the Three Months Ended March 31, 2002 and 2001
                                 (Unaudited)
                            (Dollars in Thousands)

                                                    2002            2001
                                                   ------          ------
Cash Flows from Financing Activities:
  Borrowings on revolving
    credit facilities, net                        $    716       $      --
  Decrease in book overdraft                          (474)             --
  Payments on long-term debt                          (961)         (1,701)
  Proceeds from long-term debt                         200           1,186
  Proceeds from sale of stock                            6              --
  Decrease in restricted cash                           88              --
  Retirement of Common Stock                            --            (108)
                                                  --------        --------
  Net cash (used in) financing activities             (425)           (623)
                                                  --------        --------
Net decrease in cash and equivalents                   (41)           (374)

Cash and equivalents, beginning of period              190             413
                                                  --------        --------

Cash and equivalents, end of period               $    149        $     39
                                                  ========        ========

Supplemental disclosure of cash flow information:

Interest paid                                     $    291        $     88
                                                  ========        ========
Taxes paid                                        $     --        $     --
                                                  ========        ========

Supplemental disclosure of non-cash financing and investing activities:

Marketable securities reduced for sales and
  carrying value adjustments                      $    765        $  3,046
                                                  ========        ========
Long-term debt reduced for assets
  sold/exchanged                                  $    105        $    127
                                                  ========        ========
Common Stock retired/options canceled
  in exchange for assets                          $     44        $    604
                                                  ========        ========
Common Stock issued for services                  $      9        $      6
                                                  ========        ========
Common Stock issued for acquisition of
  minority interest                               $      3        $     --
                                                  ========        ========
Common Stock issued for loan closing costs        $     25        $     --
                                                  ========        ========

Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2002

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL DEVELOPMENT OF BUSINESS.

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production for and the sale of oil, gas and natural gas liquids and the sale of refined petroleum products. The Company's production activities are located principally in the United States. Capco's operations consist of three segments of business: oil and gas production, convenience store operations and distribution of refined petroleum products. The principal executive offices of the Company are located at 2922 East Chapman Avenue, Suite 202, Orange, California. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc. Capco's subsidiaries are Capco Resource Corporation ("CRC"), Capco Asset Management, Inc., Capco Resources Ltd. ("CRL"), Capco Monument LLC and Meteor Enterprises, Inc. ("Enterprises"). The significant wholly owned subsidiaries of Enterprises are: Meteor Marketing, Inc., Graves Oil & Butane Co., Inc., Tri-Valley Gas Co. and Innovative Solutions and Technologies, Inc. Enterprises also owns 73% of Meteor Holdings LLC and 61% of Rocky Mountain Propane LLC ("RMP"), which is a non-consolidated subsidiary due to the fact that the company has voting and control interests that are less than 51%. The Company also had a significant equity interest in Meteor Industries, Inc. ("Industries").

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

PRICE LEVEL CHANGES AND REVOLVING CREDIT FACILITY

The prices the Company pays for gasoline and diesel products are subject to market fluctuation and are not in the control of the Company. Prices for these products can and have fluctuated significantly. Higher product prices could have a significant impact on the Company's borrowing capabilities due to the generally faster timing required for payments to the Company's suppliers compared to the timing of collection of receivables from its customers. When necessary, the Company finances these working capital requirements through its revolving bank credit facility. This facility contains certain financial covenants, which are based on the Company's budgeted performance. If, as a result of price changes or other factors, the Company is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit facility could be limited. If that were to occur, the Company would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available. As of March 31, 2002, the Company was out of compliance with its timely reporting covenant. As of the date of this report the lender has not indicated they plan to call the facility for the out of compliance covenant. The Company plans to request from the lender a waiver of any out of compliance covenants that may exist at year-end.

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

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MAJOR CUSTOMER

One customer accounted for approximately 15% of the Company's net sales for the three months ended March 31, 2002. This customer owed the Company approximately $1.0 million as of March 31, 2002.

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

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEPRECIATION AND DEPLETION

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis for those countries with oil and gas production. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at March 31, 2002.

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

Depreciation for non-oil and gas properties is recorded on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

             DESCRIPTION                                   LIVES

       Buildings and Improvements                      5 to 40 years
       Equipment                                       3 to 20 years

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company has adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any.


COMMON STOCK

During the quarter ended March 31, 2002, the Company had the following equity transactions:

The Company sold 1,000 shares of Common Stock from treasury, realizing proceeds of $1,000; issued 11,123 shares of Common Stock from treasury to employees, recording a charge to operations in the amount of $9,000; issued 5,000 shares of Common Stock upon the exercise of options, realizing proceeds of $5,000; issued 4,000 shares of Common Stock for an equity interest in CRL at a cost basis of $3,000; and issued 25,000 shares of Common Stock for loan closing fees at a cost of $25,000. All shares were issued at values that approximate the fair market value of the Common Stock on the dates of issuance.


REVENUE RECOGNITION

Revenue from product sales is recognized when the product is delivered. Revenue from services is recognized when the services are performed and billable.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the quarter ended March 31, 2002, vested options underlying 34,064 shares of Common Stock were exchanged with the Company for interests in producing oil and gas properties. The Company recorded a reduction to the carrying value of oil and gas properties, and a charge to operations, in the amount of $44,000 in connection with this transaction.

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

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002 and 2001, the Company has other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classified as available-for-sale.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 has not had a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. Adoption of SFAS No. 142 has not had a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

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

NOTE 2 -- BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2001, filed with the Company's Form 10-KSB.

Certain reclassifications for the prior year have been made to conform to current year presentation.


NOTE 3 - EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding for the three month periods ended March 31, 2002 and 2001, would have increased for 4,055,936 and 1,566,667 shares of Common
Stock, respectively, if associated stock options would have had a dilutive effect.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

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


NOTE 5 -- BUSINESS SEGMENTS

During the three months ended March 31, 2002, the Company operated in three business segments: oil and gas production, convenience store operations and distribution of refined petroleum products. During the three months ended March 31, 2001, the Company operated in only one business segment, oil and gas production.

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

Certain financial information for each segment for the three month periods ended March 31, 2002 and 2001, is presented below (in thousands):

                                                 2002         2001
                                                ------       ------
Oil and Gas Production:
  Net sales                                   $   268       $   403
  Gross profit                                    111           206
  Selling, general and
   administrative                                  16            49
  Depreciation and depletion                       76            92

Convenience Store Operation:
  Net sales                                   $ 1,328            --
  Gross profit                                    216            --
  Selling, general and
    administrative                                254            --
  Depreciation                                      4            --

Refined Product Distribution:
  Net sales                                   $23,384            --
  Gross profit                                  3,958            --
  Selling, general and
    administrative                              3,522            --
  Depreciation and amortization                   429            --

Corporate and other:
  Selling, general and
    administrative                                343           251
  Depreciation                                      2             1
                                               ------        ------
Loss from operations                             (361)         (187)

Reconciliation to net income (loss):
  Other income (expenses)                        (251)        1,853
  Equity in losses of investees                    --           (78)
  Minority interest                                 1            (1)
                                               ------        ------
  Net (loss) income                           $  (611)      $ 1,587
                                               ======        ======

Identifiable fixed assets (net):
  Oil and gas production                      $ 4,688       $ 3,875
  Convenience store operation                      21            --
  Refined product distribution                 11,876            --
  Corporate and other                             222           222
                                               ------        ------
  Total identifiable fixed assets             $16,807       $ 4,097
                                               ======        ======

NOTE 6 -- PRO FORMA FINANCIAL INFORMATION

Effective April 30, 2001, the Company closed on its acquisition of all of the outstanding common stock of Enterprises, which acquisition has been accounted for under the purchase method of accounting. The purchase price for the common stock was $5.6 million paid in the form of $4.8 million cash, of which the Company borrowed $1.8 million and sold $3.0 million of marketable securities, $0.3 million of Industries common stock, and $0.5 million in a note payable to the seller. At the time of the acquisition, the Company had $1.8 million of debt due to Enterprises. Upon closing of the acquisition Enterprises relieved the Company of the debt. Capco has treated the cancellation of debt as a reduction in the purchase price, resulting in a net acquisition cost of $3.8 million.

The accompanying pro forma consolidated statement of operations for the three months ended March 31, 2001, is presented as if the acquisition had occurred on January 1, 2001, and includes the statements of operations of Capco and Enterprises for the three months ended March 31, 2001.

The pro forma financial statement is not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been consummated at the beginning of the period.

The pro forma consolidated statement of operations should be read in conjunction with the historical financial statements and notes thereto of Enterprises and of Capco.

The proforma consolidated financial statements for the year ended December 31, 2001, are included in the Company's annual report, Form 10-KSB, for the year ended December 31, 2001.

Pro Forma Entries

     a. Entry to eliminate inter-company interest income and expense.

     b. Entry to adjust depreciation expense for the reduction in fixed assets value.


                             CAPCO ENERGY, INC. AND
                            METEOR ENTERPRISES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 2001
            (Dollars in Thousands, except for per share information)

                                                                    PRO FORMA       PRO FORMA
                                          CAPCO        METEOR        ENTRIES      CONSOLIDATED
                                         -------      -------      ----------     ------------

Net sales                                  $   403     $ 42,067      $    --        $ 42,470
Cost of sales, excluding depreciation          197       37,325           --          37,522
                                            ------      -------       ------         -------
   Gross profit                                206        4,742           --           4,948
                                            ------      -------       ------         -------
Selling, general and administrative
  expenses                                     300        4,819           --           5,119
Depreciation, depletion and amortization        93          527          (86) (b)        534
                                            ------      -------       ------         -------
   Total operating expenses                    393        5,346          (86)          5,653
                                            ------      -------       ------         -------
Loss from operations                          (187)        (604)          86            (705)
                                            ------      -------       ------         -------
Other income (expenses)
  Interest income                               --          141          (28) (a)        113
  Interest expense                            (128)        (346)          28  (a)       (446)
  Gain on sale of assets                     1,980            7           --           1,987
  Equity loss from operations of investments   (78)         158           --              80
  Other                                          1          (18)          --             (17)
                                            ------      -------       ------         -------
    Total other income (expenses)            1,775          (58)          --           1,717
                                            ------      -------       ------         -------
Income (loss) before income taxes and
  minority interest                          1,588         (662)          86           1,012
Income tax (expense) benefit                    --          226           --             226
Minority interest                               (1)      (3,795)          --          (3,796)
                                            ------      -------       ------         -------
   Net income (loss)                       $ 1,587     $ (4,231)     $    86        $ (2,558)
                                            ======      =======       ======         =======

Income (loss) per share
   Basic and diluted                       $  0.08                                  $  (0.13)
                                            ======                                   =======

Weighted average shares outstanding
   Basic and diluted                    19,453,818                                19,453,818
                                        ==========                                ==========

NOTE 7 - SUBSEQUENT EVENTS

In February 2002, the Company signed a Letter of Intent for the sale of its 61% equity interest in RMP. The sales price of $2.8 million is to be paid in $900,000 cash and $1.85 million of 12.5% preferred membership interests, redeemable in five years, and $50,000 in a promissory note due January 1, 2003. In addition, RMP will assume certain long-term indebtedness of the Company, which, at March 31, 2002, amounted to $531,000. Closing of the sale took place on April 30, 2002.

Included in the Company's long-term debt are promissory notes in the aggregate amount of $1.7 million which matured for payment in June and September 2001, and were not paid. The Company has been in discussion with the lenders and, on May 1, 2002, the lenders and the Company entered into a agreement for the repayment of the entire indebtedness. Under the agreement, the Company will repay $500,000 in cash and provide the lenders with approximately 52% of the Company's equity securities of Chaparral Resources, Inc.
Closing of the transaction took place on May 15, 2002.

In April 2002, the Company signed a Purchase and Sale Agreement providing for the sale of its entire interest in the Buried Hills oil property in Kansas. Proceeds from the sale of approximately $1.1 million will be used for working capital purposes and for the repayment of certain long-term debt. Closing of the sale took place on May 15, 2002.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's acquisition of CRL, CRC and Enterprises, including synergies in the form of increased revenues, decreased expenses and avoiding expenses and expenditures that are expected to be realized by Capco as a result of the acquisitions, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO MARCH 31, 2001

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from oil and gas activities were $0.3 million in 2002 compared to $0.4 million in 2001. This decrease is due to a decline in product prices paid at the wellhead. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE declined to $18.99 in 2002 from $27.37 in 2001. Total production was 14,380 BOE in 2002, compared with 13,460 BOE in 2001. Capco's cost of sales were $0.2 million in both 2002 and 2001. Depreciation, depletion and amortization was $0.1 million in both 2002 and 2001.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.


CONVENIENCE STORE OPERATIONS

Effective August 1, 2001, the Company assumed the operations of seven convenience stores located in New Mexico and Colorado from an affiliate. Sales, cost of sales, and general and administrative expenses during the period ended March 31, 2002, totaled $1.3 million, $1.1 million, and $0.2 million, respectively.


REFINED PRODUCT DISTRIBUTION SEGMENT

Effective April 30, 2001, Capco acquired its refined product distribution segment. Net sales, gross profit, selling, general and administrative expenses, and depreciation and amortization expenses during the period ended March 31, 2002, were $23.4 million, $4.0 million, $3.5 million, and $0.4 million, respectively.

OTHER ITEMS

Selling, general and administrative ("SG&A") costs were $0.3 million in both 2002 and 2001. Interest expense increased to $0.3 million in 2002 from $0.1 million in 2001. This increase is attributable to the increase in long-term debt balances outstanding during the respective periods. Gain on sale of assets decreased to $21,000 in 2002 from $2.0 million in 2001. The Company sold marketable securities for working capital and to provide funding for its acquisitions, realizing gross proceeds in the amount of $0.8 million ($2.56 per share sold) in 2002 and $2.5 million ($8.68 per share sold) in 2001.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had a working capital deficit of $5.4 million. Management plans to continue to sell its marketable securities and other assets to pay its debt and provide working capital. Subsequent to March 31, 2002, Management has sold marketable securities and paid certain debts, Management has closed on the sale of its propane operations, Management closed on the sale of its producing oil and gas properties in Kansas on May 15, 2002, realizing proceeds of approximately $1.1 million which were used for working capital and to retire debt, Management has listed with real estate brokers certain non core assets such as undeveloped land and other real estate, the proceeds of which will be used to reduce debt, Management has settled $1.9 million in debt and accrued expenses by paying $500,000 in cash and 832,606 shares of the Company's equity securities of Chaparral Resources, Inc., Management has consolidated its petroleum marketing segment's accounting and administrative functions, and Management has reduced its administrative staff.

Net cash provided by operating activities totaled $45,000 for the three months ended March 31, 2002, compared to cash used in operating activities of $0.9 million for the three months ended March 31, 2001. This increase in cash provided by operating activities is principally related to changes in working capital.

Net cash provided by investing activities totaled $0.3 million for the three months ended March 31, 2002, compared to cash provided by investing activities of $1.1 million for the three months ended March 31, 2001. The decrease in cash provided by investing activities is principally related to a decline in proceeds from sale of marketable securities.

Net cash used in financing activities totaled $0.4 million for the three months ended March 31, 2002, compared to cash used in financing activities of $0.6 million for the three months ended March 31, 2001. This decrease in cash used in financing activities is primarily related to payments made on long-term debt.

The Company has a revolving bank credit facility with a maximum commitment of $12.5 million, which expires on December 31, 2002. The amount available under the revolving credit facility is a function of the sum of eligible accounts receivable and inventory as defined by the revolving credit agreement up to the maximum commitment. Advances requested by the Company are subject to an interest rate of the lender's base rate plus 0.5% (4.75% at March 31, 2002). Additionally, the Company pays a commitment fee of 0.25% of the maximum commitment. The revolving credit facility is collateralized by the Company's trade receivables and inventory. At March 31, 2002, the borrowing base was approximately $6.6 million, of which $6.0 million was borrowed against the facility and is recorded as a current liability. As of March 31, 2002, the Company was out of compliance with its timely reporting covenant, and did not request a waiver from the lender for the out of compliance covenant. As of the date of this report the lender has not indicated they plan to call the facility for the out of compliance covenant. The Company plans to request from the lender a waiver of any out of compliance covenants that may exist at year-end.

The Company has various loans with banks, suppliers and individuals, which require principal payments of $4.7 million in the twelve-month period ending March 31, 2003.

The Company is obligated to pay lease costs of approximately $0.8 million during the twelve-month period ending March 31, 2003, for land, building, facilities and equipment.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. Included in selling, general and administrative expenses for the three month periods ended March 31, 2002 and 2001, is $0.1 million and $-0-, respectively, for site assessment, related cleanup costs and regulatory compliance.

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


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $12.5 million revolving credit facility. Because the interest rate on this facility is variable, based upon the lender's base rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2002, would be an annual increase or decrease of approximately $83,000 in interest expense and a corresponding decrease or increase of approximately $50,000 in the Company's net income (loss) after taxes.

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

                                   CAPCO ENERGY, INC.


Dated: May 17, 2002                By: /s/ Dennis R. Staal
                                   ------------------------
                                   Dennis R. Staal, Chief Financial and
                                   Accounting Officer