Form 10QSB
period 2002-06-30
CAPCO ENERGY INC
filed 2002-08-19
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002.

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

                           [ X ]    Yes       [ ]        No

There were 19,451,097 shares of the Registrant's $.001 par value common stock outstanding as of August 9, 2002.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $     113
  Restricted cash                                                 303
  Investment in equity securities - marketable                  1,097
  Accounts receivables-trade, net of
    allowance of $380                                           8,892
  Accounts receivable, related parties                            550
  Notes receivable                                                120
  Inventory, net                                                2,888
  Deferred tax asset - current portion                            385
  Other current assets                                            547
                                                            ---------

     Total Current Assets                                      14,895


Property, Plant and Equipment, net                             17,388


Other Assets:
  Notes receivable, less current portion                        1,993
  Investments in closely held businesses                          402
  Deferred tax asset, less current portion                        358
  Other assets                                                    111
                                                            ---------
                       Total Assets                         $  35,147
                                                            =========





    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                  June 30, 2002
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


Current Liabilities:
  Book overdraft                                            $   1,080
  Accounts payable, trade                                       7,422
  Revolving credit facility                                     5,520
  Current maturities, long-term debt                            2,626
  Accrued expenses                                              1,925
  Accounts payable, related parties                               144
                                                            ---------
     Total Current Liabilities                                 18,717
                                                            ---------

Non-current Liabilities:
  Long term debt, less current maturities                       7,176
  Accrued environmental expenses                                  308
  Deferred tax liability                                          917
                                                            ---------
     Total Non-current Liabilities                              8,401
                                                            ---------

     Total Liabilities                                         27,118
                                                            ---------
Minority Interest in Consolidated Subsidiary                      722
                                                            ---------

Commitments and Contingencies (Note 4)                             --

Stockholders' Equity:
Preferred stock, $1.000 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                 293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,489,974 shares issued                                         19
Additional paid in capital                                        991
Treasury stock                                                    (28)
Cumulative other comprehensive income                             178
Retained earnings                                               5,854
                                                            ---------
     Total Stockholders' Equity                                 7,307
                                                            ---------
     Total Liabilities and
     Stockholders' Equity                                   $  35,147
                                                            =========

    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                  2002           2001
                                                 ------         ------
Sales                                          $ 26,008       $ 28,216
Cost of sales                                    21,968         24,809
                                                 ------         ------
     Gross profit                                 4,040          3,407
                                                 ------         ------

Selling, general and administrative expenses      4,124          3,511
Depreciation, depletion and amortization            471            451
                                                 ------         ------
     Total operating expenses                     4,595          3,962
                                                 ------         ------
Loss from operations                               (555)          (555)
                                                 ------         ------
Other Income (Expenses)
  Interest income                                    76             68
  Interest expense                                 (286)          (343)
  Gain on sale of marketable
    securities and assets                         1,854          4,121
  Equity loss from operations of investments         --           (147)
  Other                                              (4)            (3)
                                                 ------         ------
     Total other income (expenses)                1,640          3,696
                                                 ------         ------
     Income before taxes and minority
       interest in income                         1,085          3,141

Income tax benefit                                   --             34
Minority interest                                  (132)            --
                                                 ------         ------
     Net income                                     953          3,175

Other comprehensive (loss) income-net of tax
  Foreign currency translation adjustment            (3)            (3)
  Unrecognized gain (loss) from investments-
    marketable securities                           152         (3,063)
                                                 ------         ------
     Comprehensive income                     $   1,102       $    109
                                                 ======         ======
Income per share
  Basic and diluted                           $     .05       $    .17
                                                 ======         ======

Weighted average common share
  and common share equivalents
  Basic and diluted                          19,393,586     19,081,792
                                             ==========     ==========

  Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                  2002           2001
                                                 ------         ------
Sales                                          $ 50,521       $ 28,619
Cost of sales                                    42,259         25,006
                                                 ------         ------
     Gross profit                                 8,262          3,613
                                                 ------         ------

Selling, general and administrative expenses      8,197          3,811
Depreciation, depletion and amortization            982            544
                                                 ------         ------
     Total operating expenses                     9,179          4,355
                                                 ------         ------
Loss from operations                               (917)          (742)
                                                 ------         ------
Other Income (Expenses)
  Interest income                                   140             68
  Interest expense                                 (625)          (471)
  Gain on sale of marketable
    securities and assets                         1,875          6,101
  Equity loss from operations of investments         --           (225)
  Other                                              --             (2)
                                                 ------         ------
     Total other income (expenses)                1,390          5,471
                                                 ------         ------
     Income before taxes and minority
       interest in income                           473          4,729

Income tax benefit                                   --             34
Minority interest                                  (131)            (1)
                                                 ------         ------
     Net income                                     342          4,762

Other comprehensive (loss)income-net of tax
  Foreign currency translation adjustment            (5)            --
  Unrecognized (loss) gain from investments-
    marketable securities                          (613)        (6,012)
                                                 ------         ------
     Comprehensive (loss)                      $   (276)      $ (1,250)
                                                 ======         ======
Income per share
  Basic and diluted                            $    .02       $    .25
                                                 ======         ======

Weighted average common share
  and common share equivalents
  Basic and diluted                          19,316,954     19,266,178
                                             ==========     ==========

  Accompanying notes are an integral part of the financial statements.

                        CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)
                             (Dollars in Thousands)

                                                     2002            2001
                                                    ------          ------
  Cash Flows From Operating Activities:
  Net income                                       $   342        $  4,762
  Adjustments to reconcile net income
   to net cash used in operating activities:
    Depreciation, depletion and amortization           982             544
    Gain on sale of assets                          (1,875)         (6,101)
    Equity in losses of investees                       --             225
    Minority interest in income of
      consolidated subsidiary                          131               1
    Compensation cost of Common Stock issued
      and options issued/canceled                      123              14
    Increase in deferred tax asset                    (222)             --
    Increase in deferred tax liability                 222              --
  Changes in assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable, trade                    (1,232)         (3,343)
      Inventory, net                                    94            (157)
      Other current assets                            (259)            (49)
      Other assets                                     (12)            (36)
     Increase (decrease) in liabilities:
      Accounts payable, trade                          481           2,074
      Accrued expenses                                (351)           (293)
                                                    ------          ------
   Net cash (used in) operating
      activities                                    (1,576)         (2,359)
                                                    ------          ------

Cash Flows from Investing Activities:
  Net payments from related parties                    301              --
  Proceeds from sale of property, plant
    and equipment                                    1,100              39
  Proceeds from sale of investment in
    closely held business                              850              --
  Acquisition of Meteor Enterprises, net of
    cash received                                       --          (2,514)
  Purchase of property, plant and equipment           (754)           (949)
  Investment                                            --            (122)
  Proceeds from sale of marketable securities (net)  1,160           6,193
  Advances on note receivable (net)                    (80)             --
                                                    ------          ------
  Net cash provided by investing activities          2,577           2,647
                                                    ------          ------

                         Continued on next page

  Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                For the Six Months Ended June 30, 2002 and 2001
                                 (Unaudited)
                            (Dollars in Thousands)

                                                    2002            2001
                                                   ------          ------
Cash Flows from Financing Activities:
  Borrowings on revolving
    credit facilities, net                         $   285        $  1,375
  Increase (decrease) in book overdraft                 73            (845)
  Payments on long-term debt                        (2,001)         (5,523)
  Proceeds from long-term debt                         200           3,993
  Proceeds from sale of Common Stock                     6              --
  Decrease in restricted cash                          359             588
  Retirement of Common Stock                            --            (136)
                                                    ------          ------
  Net cash (used in) financing activities           (1,078)           (548)
                                                    ------          ------
Net decrease in cash and equivalents                   (77)           (260)

Cash and equivalents, beginning of period              190             414
                                                    ------          ------

Cash and equivalents, end of period                $   113        $    154
                                                    ======          ======

Supplemental disclosure of cash flow information:

Interest paid                                     $    742        $    414
                                                  ========        ========
Taxes paid                                        $     --        $     --
                                                  ========        ========


Supplemental disclosure of non-cash financing and investing activities:

                                                    2002            2001
                                                   ------          ------
Marketable securities reduced for sales and
  carrying value adjustments                      $  1,936        $  6,096
                                                  ========        ========
Note receivable exchanged for marketable
  securities                                      $    103        $     --
                                                  ========        ========
Account receivable converted to note receivable   $     31        $     --
                                                  ========        ========
Note receivable received upon sale of
  investment in closely held business             $  1,850        $     --
                                                  ========        ========




  Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                For the Six Months Ended June 30, 2002 and 2001
                                 (Unaudited)
                            (Dollars in Thousands)


Supplemental disclosure of non-cash financing and investing activities, continued:

                                                    2002            2001
                                                   ------          ------
Long-term debt reduced for assets
  sold/exchanged                                  $  2,035        $    127
                                                  ========        ========
Long-term debt issued for property acquisition    $  1,533        $     --
                                                  ========        ========
Long-term debt issued for accounts payable        $    129        $     --
                                                  ========        ========
Common Stock retired/options canceled
  in exchange for assets                          $     44        $    604
                                                  ========        ========
Common Stock/options issued for services          $     79        $     20
                                                  ========        ========
Common Stock issued for acquisition of
  minority interests                              $    132        $      5
                                                  ========        ========
Common Stock issued for loan closing costs        $     25        $     --
                                                  ========        ========

Marketable securities reduced for shares
  used as consideration for acquisition                           $    170
                                                                  ========

Marketable securities increased for elimination
  of investment in closely held business due
  to business combination of investee                             $  1,920
                                                                  ========

Long-term debt issued for the acquisition
  of equipment                                                    $    193
                                                                  ========

Long-term debt and accrued interest reduced
  in connection with acquisition                                  $  1,755
                                                                  ========

Long-term debt issued in connection with
  acquisition                                                     $    500
                                                                  ========

Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 -- BASIS OF PRESENTATION

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. Capco's subsidiaries are Capco Resource Corporation ("CRC"), Capco Asset Management, Inc., Capco Resources Ltd. ("CRL") (88.5% equity interest), Capco Monument LLC ("CM LLC")and Meteor Enterprises, Inc. ("Enterprises"). The significant wholly owned subsidiaries of Enterprises are: Meteor Marketing, Inc., Graves Oil & Butane Co., Inc., Tri-Valley Gas Co. and Innovative Solutions and Technologies, Inc. Enterprises also owns 73% of Meteor Holdings LLC. The Company also had significant equity interests in Rocky Mountain Propane LLC ("RMP") and Meteor Industries, Inc. ("Industries"). All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 1 -- BASIS OF PRESENTATION

PRICE LEVEL CHANGES AND REVOLVING CREDIT FACILITY

The prices the Company pays for gasoline and diesel products are subject to market fluctuation and are not in the control of the Company. Prices for these products can and have fluctuated significantly. Higher product prices could have a significant impact on the Company's borrowing capabilities due to the generally faster timing required for payments to the Company's suppliers compared to the timing of collection of receivables from its customers. When necessary, the Company finances these working capital requirements through its revolving bank credit facility. This facility contains certain financial covenants, which are based on the Company's budgeted performance. If, as a result of price changes or other factors, the Company is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit facility could be limited. If that were to occur, the Company would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available. As of June 30, 2002, the Company was in compliance with the covenants of the revolving bank credit facility.

MAJOR CUSTOMER

No customer accounted for more than 10% of the Company's net sales for the three months ended June 30, 2002.

INVESTMENT IN EQUITY SECURITIES

On May 15, 2002, the Company assigned 832,600 shares (approximately 52%) of its equity interests in Chaparral Resources, Inc. to a lender in payment of $1.4 million due to the lender. The Company recorded a gain in the amount of $142,000 on this transaction.

In June 2002, the Company sold an additional 278,100 shares of its equity interests in Chaparral Resources, Inc. to provide funding for the acquisition of a producing oil and gas property. The Company recorded a gain in the amount of $156,000 from the sale.

On April 30, 2002, the Company closed on the sale of its 61% equity interest in RMP. The sales price of $2.8 million was paid in $850,000 cash, $1.85 million of 12.5% preferred membership interests (included in non-current notes receivable), redeemable in five years, and $50,000 in a promissory note due January 1, 2003. In addition, certain other assets, including property and equipment were assigned to RMP, and RMP assumed $636,000 of long-term indebtedness of the Company. The Company recorded a gain in the amount of $1.6 million from the sale of its investment in RMP.

PROPERTY AND EQUIPMENT

On May 15, 2002, the Company closed on the sale of its interest in producing oil properties located in Kansas, realizing sales proceeds in the amount of $1.1 million. Approximately $722,000 of the sales proceeds was used to repay long-term debt and the balance was used for working capital. The Company recorded a gain in the amount of $301,000 on this transaction.

NOTE 1 -- BASIS OF PRESENTATION

The sale of the Company's equity interest in RMP included the assignment of certain property and equipment to RMP. Land, buildings and equipment with a book value of $263,000 were included in the sale; the Company recorded a loss in the amount of $162,000 from the sale of these assets.

On June 18, 2002, the Company closed on an acquisition of producing oil and gas properties. The purchase price of $1.9 million was funded by cash payments of $399,000 and the assumption of a production payable to the operator of the property in the amount of $1.5 million. Operations from the properties are scheduled to begin effective July 1, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted
SFAS 144 on January 1, 2002. Adoption of SFAS No. 144 has not had a material impact to the Company's financial position or results of operations. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any.


LONG-TERM DEBT

During the quarter ended June 30, 2002, the Company retired indebtedness in the total amount of $3.0 million. The sale of RMP included assumption by the buyer of approximately $636,000 of indebtedness. From the sale of producing oil interests in Kansas, the Company used approximately $722,000 to retire indebtedness, and the assignment of equity interests in Chaparral Resources, Inc. were used to retire an additional $1.4 million in indebtedness.

On June 18, 2002, the Company assumed a production payable in the amount of $1.5 million in connection with the acquisition of producing oil and gas properties. Revenues from the operation of the properties will be used to retire the indebtedness.

NOTE 1 -- BASIS OF PRESENTATION

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

During the quarter ended June 30, 2002, the Company had the following equity transactions:

The Company acquired 1,500 shares of Common Stock at a cost of $1,000 to be held as Treasury Stock and issued 178,400 shares of Common Stock for additional equity interests in CRL at a cost basis of $128,000. All shares were issued at values that approximate the fair market value of the Common Stock on the dates of issuance.


STOCK BASED COMPENSATION

During the quarter ended March 31, 2002, vested options underlying 34,064 shares of Common Stock were exchanged with the Company for interests in producing oil and gas properties. The Company recorded a reduction to the carrying value of oil and gas properties, and a charge to operations, in the amount of $44,000 in connection with this transaction.

During the quarter ended June 30, 2002, the Company issued warrants and options to consultants as part of their compensation for services. The Company recorded an increase to paid-in capital, and a charge to operations, in the amount of $70,000 for the value of the awards.


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

NOTE 1 -- BASIS OF PRESENTATION

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

Certain reclassifications for the prior year have been made to conform to current year presentation.

NOTE 2 -- EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding for the three month periods ended June 30, 2002 and 2001, would have increased for 3,692,728 and 1,516,300 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The Company's weighted average shares outstanding for the six month periods ended June 30, 2002 and 2001, would have increased for 3,874,388 and 1,508,241 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect.


NOTE 3 -- BUSINESS SEGMENTS

During the three and six month periods ended June 30, 2002, the Company operated in three business segments: oil and gas production, convenience store operations and distribution of refined petroleum products. During the three and six month periods ended June 30, 2001, the Company operated in two business segments, oil and gas production and distribution of refined petroleum products (from May 1, 2001).

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

Certain financial information for each segment for the three and six month periods ended June 30, 2002 and 2001, is presented below (in thousands):

                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
                                          2002        2001     2002        2001
                                          ----        ----     ----        ----

Oil and Gas Production:
  Net sales                              $   128   $   437   $   396    $   840
  Gross profit                                 2       136       113        342
  Selling, general and
   administrative                              8        36        24         85
  Depreciation and depletion                  37       109       113        201

Convenience Store Operation:
  Net sales                              $ 1,324        --   $ 2,652         --
  Gross profit                               214        --       430         --
  Selling, general and
    administrative                           233        --       487         --
  Depreciation                                 4        --         8         --

Refined Product Distribution:
  Net sales                              $24,986   $27,779   $48,370    $27,779
  Gross profit                             3,877     3,271     7,834      3,271
  Selling, general and
    administrative                         3,489     2,833     7,011      2,833
  Depreciation and amortization              429       341       858        341

Corporate and other:
  Selling, general and
    administrative                           447       642       790        893
  Depreciation                                 1         1         3          2
                                          ------    ------     -----      -----
Loss from operations                        (555)     (555)     (917)      (742)

Reconciliation to net income:
  Other income (expenses)                $ 1,640   $ 3,696   $ 1,390    $ 5,471
  Income tax (benefit) expense                --        34        --         34
  Minority interest                         (132)       --      (131)        (1)
                                          ------    ------    ------     ------
  Net income                             $   953   $ 3,175   $   342    $ 4,762
                                          ======    ======    ======     ======

Identifiable fixed assets (net):
  Oil and gas production                 $ 5,788   $ 4,141   $ 5,788    $ 4,141
  Convenience store operation                 17        --        17         --
  Refined product distribution            11,363    12,893    11,363     12,893
  Corporate and other                        220       222       220        222
                                          ------    ------    ------     ------
  Total identifiable fixed assets        $17,388   $17,256   $17,388    $17,256
                                          ======    ======    ======     ======

NOTE 4 -- PRO FORMA FINANCIAL INFORMATION

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

The accompanying pro forma consolidated statement of operations for the six months ended June 30, 2001, is presented as if the acquisition had occurred on January 1, 2001, and includes the statement of operations of Capco for the six months ended June 30, 2001, and the statement of operations of Enterprises for the four months ended April 30, 2001.

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


                             CAPCO ENERGY, INC. AND
                            METEOR ENTERPRISES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2001
            (Dollars in Thousands, except for per share information)

                                                                    PRO FORMA       PRO FORMA
                                           CAPCO        METEOR       ENTRIES      CONSOLIDATED
                                         ----------   ----------   ----------     ------------

Net sales                                $   28,619   $   55,402   $        -      $   84,021
Cost of sales, excluding depreciation        25,006       49,149            -          74,155
                                         ----------   ----------   ----------      ----------
   Gross profit                               3,613        6,253            -           9,866
                                         ----------   ----------   ----------      ----------
Selling, general and administrative
  expenses                                    3,811        8,047            -          11,858
Depreciation and amortization                   544          658         (114) (b)      1,088
                                         ----------   ----------   ----------      ----------
   Total operating expenses                   4,355        8,705         (114)         12,946
                                         ----------   ----------   ----------      ----------
Loss from operations                           (742)      (2,452)         114          (3,080)
                                         ----------   ----------   ----------      ----------
Other income and (expenses)
  Interest income                                68          170          (38) (a)        200
  Interest expense                             (471)        (531)          38  (a)       (964)
  Other                                          (2)        (706)           -            (708)
  Gain on sale of assets                      6,101          (45)           -           6,056
                                         ----------   ----------   ----------      ----------
    Total other income and (expenses)         5,696       (1,112)           -           4,584
                                         ----------   ----------   ----------      ----------
Income (loss)  before income taxes and
  minority interest                           4,954       (3,564)         114           1,504
Income tax benefit                               34          290            -             324
Minority interest                                (1)      (2,080)           -          (2,081)
Equity loss in investments                     (225)           -            -            (225)
                                         ----------   ----------   ----------      ----------
   Net income (loss)                     $    4,762   $   (5,354)  $      114      $     (478)
                                         ==========   ==========   ==========      ===========

Income (loss) per share
   Basic and diluted                       $  0.25                                  $  (0.02)
                                            ======                                   =======

Weighted average shares outstanding
   Basic and diluted                     19,266,178                                19,266,178
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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO JUNE 30, 2001

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from oil and gas activities were $0.1 million in 2002 compared to $0.4 million in 2001. This decrease is due to declines in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company'price per BOE declined to $21.61 in 2002 from $27.45 in 2001. Total production was 5,823 BOE in 2002, compared with 15,405 BOE in

2001. Sale of the Buried Hills property in Kansas that closed effective May 1, 2002, and a production decline at the Caplen Field in Texas were the principal causes for the decrease in production. Capco's cost of sales were $0.1 million in 2002 and $0.3 million in 2001. Depreciation, depletion and amortization was $37,000 in 2002 and $0.1 million in 2001.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict results of operations from the Company's oil and gas production segment.


CONVENIENCE STORE OPERATIONS

Effective August 1, 2001, the Company assumed the operations of seven convenience stores located in New Mexico and Colorado from an affiliate. Sales, cost of sales, and general and administrative expenses in 2002 were $1.3 million, $1.1 million, $0.2 million, respectively.


REFINED PRODUCT DISTRIBUTION SEGMENT

Effective April 30, 2001, Capco acquired its refined product distribution segment. All references to year 2001 consist of the two months of operations included in the period subsequent to the acquisition.

The Company had sales of $25.0 million in 2002, compared to $27.8 million in 2001, a $2.8 million decrease. The decrease is primarily due to lower product prices during the current period.

Gross profit in 2002 and 2001 was $3.9 million and $3.3 million, respectively, an increase of $0.6 million. The increase is primarily due to higher wholesale margins.

Gasoline volumes were 5.8 million gallons in 2002, compared to 4.2 million gallons in 2001, an increase of 1.6 million gallons. The volume increase is primarily due to three months of operation in 2002 compared to two months of operation in 2001. Gasoline sales were $5.6 million ($.95 per gallon) in 2002, compared to $5.1 million ($1.20 per gallon) in 2001, an increase of $0.5 million primarily due to the increase in volume offset by lower product prices during the current period. Gross profit was $0.5 million in 2002, compared to $0.4 million in 2001, an increase of $0.1 million, primarily due to the increase in volume offset by a lower margin per gallon. Gross profit per gallon of gasoline sold decreased to $.09 in 2002, from $.11 in 2001.

Diesel volumes were 18.2 million gallons in 2002, and 17.5 million gallons in 2001, an increase of 0.7 million gallons due to three months of operations in 2002 compared to two months of operations in 2001, offset by sales to a major customer no longer being included in diesel sales, as the Company is now charging only for the freight haul of the product. Diesel sales were $15.7 million ($.86 per gallon) in 2002, and $18.6 million ($1.06 per gallon) in 2001, a decrease of $2.9 million due to higher product prices during the previous year. Gross profit was $1.6 million in 2002, and $1.3 million in 2001, an increase of $0.3 million. Gross profit per gallon of diesel sold increased to $.09 in 2002, compared to $.08 in 2001.

Grease and lubricants sales were $2.2 million in 2002, compared to $2.9 million in 2001, a decrease of $0.7 million due to higher product prices during the previous period. Gross profit was $0.5 million in 2002, compared to $0.6 million in 2001, a decrease of $0.1 million.

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, were $1.5 million in 2002, compared to $1.2 million in 2001, an increase of $0.3 million. Gross profit was $1.2 million in 2002, compared to $0.9 million in 2001, an increase of $0.3 million.


OTHER ITEMS

Selling, general and administrative ("SG&A") expenses increased to $4.1 million in 2002 from $3.5 million in 2001. The consolidation of Enterprises for the entire three-month period in 2002 resulted in an increase of $0.7 million, and the consolidation of CM LLC in 2002 resulted in an increase of $0.2 million. Included in the 2002 expenses are non-cash charges in the total amount of $0.1 million attributable to the cost of Common Stock and options to acquire Common Stock issued as compensation for services. Included in the 2001 expenses is a non-recurring charge for bad debts in the amount of $0.3 million. Interest expense was $0.3 million in both 2002 and 2001. Gain on sale of marketable securities and assets decreased to $1.9 million in 2002 from $4.1 million in 2001. Gains realized during the second quarter of 2002 consist of $0.1 million from the sale of marketable securities, net property gains in the amount of $0.1 million and a gain in the amount of $1.6 million resulting from the sale of the Company's equity interest in RMP. Gains realized in 2001 were principally attributable to the sale of marketable securities, the proceeds of which were used to provide funding for the Company's acquisition of Enterprises in April 2001.


SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO JUNE 30, 2001

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from oil and gas activities were $0.4 million in 2002 compared to $0.8 million in 2001. This decrease is due declines in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE declined to $19.05 in 2002 from $28.10 in 2001. Total production was 20,203 BOE in 2002, compared with 28,865 BOE in 2001. Sale of the Buried Hills property in Kansas that closed effective May 1, 2002, and a production decline at the Caplen Field in Texas were the principal causes for the decrease in production. Capco's cost of sales were $0.3 million in 2002 and $0.5 million in 2001. Depreciation, depletion and amortization was $0.1 million in 2002 and $0.2 million in 2001.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict results of operations from the Company's oil and gas production segment.


CONVENIENCE STORE OPERATIONS

Effective August 1, 2001, the Company assumed the operations of seven convenience stores located in New Mexico and Colorado from an affiliate. Sales, cost of sales and general and administrative expenses in 2002 were $2.7 million, $2.2 million and $0.5 million, respectively.


REFINED PRODUCT DISTRIBUTION SEGMENT

Effective April 30, 2001, Capco acquired its refined product distribution segment. All references to year 2001 consist of the two months of operations included in the period subsequent to the acquisition.

The Company had sales of $48.3 million in 2002, compared to $27.8 million in 2001, an increase of $20.5 million. The increase is primarily due to six months of operations in 2002 compared to two months of operations in 2001.

Gross profit in 2002 and 2001, was $7.8 million and $3.3 million, respectively, an increase of $4.5 million. The increase is primarily due to six months of operations in 2002 compared to two months of operations in 2001.

Gasoline volumes were 11.8 million gallons in 2002, compared to 4.2 million gallons in 2001, an increase of 7.6 million gallons. The volume increase is primarily due to six months of operations in 2002 compared to two months of operations in 2001. Gasoline sales were $10.1 million ($.85 per gallon) in 2002, compared to $5.1 million ($1.20 per gallon) in 2001, an increase of $5.0 million primarily due to the increase in volume offset by lower product prices during the current period. Gross profit was $1.0 million in 2002, and $0.4 million in 2001, an increase of $0.6 million, primarily due to the increase in volume offset by lower margins per gallon. Gross profit per gallon of gasoline sold decreased to $.08 in 2002, from $.11 in 2001.

Diesel volumes were 38.7 million gallons in 2002, compared with 17.5 million gallons in 2001, an increase of 21.2 million gallons, due primarily to six months of operations in 2002 compared to two months of operations in 2001, offset by sales to a major customer no longer being included in diesel sales, as the Company is now charging only for the freight haul of the product. Diesel sales were $30.3 million ($.78 per gallon) in 2002, compared with $18.6 million ($1.06 per gallon) in 2001, an increase of $11.7 million due to six months of operations in 2002 compared to two months of operations in 2001. Gross profit was $3.2 million in 2002, and $1.3 million in 2001, an increase of $1.9 million. Gross profit per gallon of diesel sold was $.08 in 2002 and 2001.

Grease and lubricants sales were $4.6 million in 2002, compared to $2.9 million in 2001, an increase of $1.7 million due to six months of operations in 2002 compared to two months of operations in 2001. Gross profit was $1.0 million in 2002, compared to $0.6 million in 2001, an increase of $0.4 million.

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, were $3.4 million in 2002, compared to $1.2 million in 2001, an increase of $2.2 million. Gross profit was $2.6 million in 2002, compared to $0.9 million in 2001, an increase of $1.7 million.


OTHER ITEMS

Selling, general and administrative ("SG&A") expenses were $8.2 million in 2002 and $3.8 million in 2001, an increase of $4.4 million. The consolidation of Enterprises for the entire six-month period in 2002 resulted in an increase of $4.2 million, and the consolidation of CM LLC in 2002 resulted in an increase of $0.4 million. Included in the 2002 expenses are non-cash charges in the total amount of $0.1 million attributable to the cost of Common Stock and options to acquire Common Stock issued as compensation for services. Included in the 2001 expenses is a non-recurring charge for bad debts in the amount of $0.3 million. Interest expense increased to $0.6 million in 2002 from $0.5 million in 2001. This increase is principally attributable to the operations of Enterprises which were included in 2001 for only a two-month period. Gain on sale of assets decreased to $1.9 million in 2002 from $6.1 million in 2001. The Company sold a significant portion of its marketable securities portfolio in 2001, principally to provide funding for the acquisition of Enterprises.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had a working capital deficit of $3.8 million. Management plans to continue to sell its marketable securities and other assets to pay its debt and provide working capital. During the quarter ended June 30, 2002, Management sold marketable securities and paid certain debts, Management closed on the sale of its propane operations, Management closed on the sale of its producing oil and gas properties in Kansas, realizing proceeds of approximately $1.1 million which were used for working capital and to retire debt, Management has listed with real estate brokers certain non core assets such as undeveloped land and other real estate, the proceeds of which will be used to reduce debt, Management settled $1.9 million in debt and accrued expenses by paying $500,000 in cash and 832,606 shares of the Company's equity securities of Chaparral Resources, Inc., Management has consolidated its petroleum marketing segment's accounting and administrative functions, and Management has reduced its administrative staff.

Net cash used in operating activities totaled $1.6 million for the six months ended June 30, 2002, compared to cash used in operating activities of $2.4 million for the six months ended June 30, 2001. This decrease in cash used in operating activities is principally related to changes in working capital.

Net cash provided by investing activities totaled $2.6 million for both the six months ended June 30, 2002, and for the six months ended June 30, 2001.

Net cash used in financing activities totaled $1.1 million for the six months ended June 30, 2002, compared to cash used in financing activities of $0.6 million for the six months ended June 30, 2001. This increase in cash used in financing activities is primarily related to payments made on long-term debt.

The Company has a revolving bank credit facility with a maximum commitment of $12.5 million, which expires on December 31, 2002. The amount available under the revolving credit facility is a function of the sum of eligible accounts receivable and inventory as defined by the revolving credit agreement up to the maximum commitment. Advances requested by the Company are subject to an interest rate of the lender's base rate plus 0.5% (4.75% at June 30, 2002). Additionally, the Company pays a commitment fee of 0.25% of the maximum commitment. The revolving credit facility is collateralized by principally all of the Company's trade receivables and inventory. At June 30, 2002, the borrowing base was approximately $6.6 million, of which $5.5 million was borrowed against the facility and is recorded as a current liability. As of June 30, 2002, the Company was in compliance with the covenants of its revolving credit facility.

The Company has various loans with banks, suppliers and individuals, which require principal payments of $2.6 million in the twelve-month period ending June 30, 2003.

The Company is obligated to pay lease costs of approximately $0.7 million during the twelve-month period ending June 30, 2003, for land, building, facilities and equipment.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. Included in selling, general and administrative expenses for each of the three month periods ended June 30, 2002 and 2001, is $0.1 million for site assessment, related cleanup costs and regulatory compliance.

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


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $12.5 million revolving credit facility. Because the interest rate on this facility is variable, based upon the lender's base rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2002, would be an annual increase or decrease of approximately $55,000 in interest expense and a corresponding decrease or increase of approximately $32,000 in the Company's net income (loss) after taxes.

                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  The following exhibits are filed as part of this report:

           99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)   Reports on Form 8-K

           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPCO ENERGY, INC.


Dated: August 19, 2002             By: /s/ Dennis R. Staal
                                   ------------------------
                                   Dennis R. Staal, Chief Financial and
                                   Accounting Officer