Form 10QSB
period 2002-09-30
CAPCO ENERGY INC
filed 2002-11-19
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 2002

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

                           [ X ]    Yes       [ ]        No

There were 19,236,797 shares of the Registrant's $.001 par value common stock outstanding as of November 6, 2002.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                September 30, 2002
                                   (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $      17
  Restricted cash                                               1,061
  Investment in equity securities - marketable                    490
  Accounts receivables-trade, net of
    allowance of $390                                           8,477
  Accounts receivable, related parties                            504
  Notes receivable                                                 88
  Inventory, net                                                2,957
  Deferred tax asset - current portion                            333
  Other current assets                                            534
                                                            ---------

     Total Current Assets                                      14,461


Property, Plant and Equipment, net                             16,317


Other Assets:
  Notes receivable, less current portion                        1,982
  Investments in closely held businesses                          402
  Deferred tax asset, less current portion                        550
  Other assets                                                    298
                                                            ---------
                       Total Assets                         $  34,010
                                                            =========





    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                September 30, 2002
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


Current Liabilities:
  Book overdraft                                            $     809
  Accounts payable, trade                                       7,001
  Revolving credit facility                                     7,004
  Current maturities, long-term debt                            2,510
  Accrued expenses                                              1,685
  Accounts payable, related parties                               106
                                                            ---------
     Total Current Liabilities                                 19,115
                                                            ---------

Non-current Liabilities:
  Long term debt, less current maturities                       6,530
  Accrued environmental expenses                                  308
  Deferred tax liability                                        1,057
                                                            ---------
     Total Non-current Liabilities                              7,895
                                                            ---------

     Total Liabilities                                         27,010
                                                            ---------
Minority Interest in Consolidated Subsidiary                      388
                                                            ---------

Commitments and Contingencies (Note 4)                             --

Stockholders' Equity:
Preferred stock, $1.000 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                 293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,489,974 shares issued                                         19
Additional paid in capital                                      1,320
Treasury stock (253,177 shares, at cost)                         (117)
Cumulative other comprehensive income                               4
Retained earnings                                               5,093
                                                            ---------
     Total Stockholders' Equity                                 6,612
                                                            ---------
     Total Liabilities and
     Stockholders' Equity                                   $  34,010
                                                            =========

    Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              For the Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                  2002           2001
                                                 ------         ------
Sales                                          $ 26,732       $ 38,690
Cost of sales                                    22,580         33,162
                                                 ------         ------
     Gross profit                                 4,152          5,528
                                                 ------         ------

Selling, general and administrative expenses      4,038          4,599
Depreciation, depletion and amortization            555            651
                                                 ------         ------
     Total operating expenses                     4,593          5,250
                                                 ------         ------
(Loss) income from operations                      (441)           278
                                                 ------         ------
Other Income (Expenses)
  Interest income                                    68             25
  Interest expense                                 (282)          (440)
  (Loss) gain on sale of marketable
    securities and assets                          (111)            95
  Equity loss from operations of investments         --             (4)
  Other                                              --            (97)
                                                 ------         ------
     Total other income (expenses)                 (325)          (421)
                                                 ------         ------
     Loss before taxes and minority
       interest in income                          (766)          (143)

Income tax expense                                   --            (49)
Minority interest                                     5              2
                                                 ------         ------
     Net loss                                      (761)          (190)

Other comprehensive (loss) income-net of tax
  Foreign currency translation adjustment             4              3
  Unrecognized gain (loss) from investments-
    marketable securities                          (178)        (1,693)
                                                 ------         ------
     Comprehensive loss                       $    (935)      $ (1,880)
                                                 ======         ======
Loss per share
  Basic and diluted                           $    (.04)      $   (.01)
                                                 ======         ======

Weighted average common share
  and common share equivalents
  Basic and diluted                          19,273,927     19,252,118
                                             ==========     ==========

  Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                  2002           2001
                                                 ------         ------
Sales                                          $ 77,253       $ 67,332
Cost of sales                                    64,839         58,191
                                                 ------         ------
     Gross profit                                12,414          9,141
                                                 ------         ------

Selling, general and administrative expenses     12,235          8,410
Depreciation, depletion and amortization          1,537          1,195
                                                 ------         ------
     Total operating expenses                    13,772          9,605
                                                 ------         ------
Loss from operations                             (1,358)          (464)
                                                 ------         ------
Other Income (Expenses)
  Interest income                                   208             93
  Interest expense                                 (907)          (911)
  Gain on sale of marketable
    securities and assets                         1,764          6,196
  Equity loss from operations of investments         --           (229)
  Other                                              --            (99)
                                                 ------         ------
     Total other income (expenses)                1,065          5,050
                                                 ------         ------
     (Loss) income before taxes and minority
       interest in income                          (293)         4,586

Income tax expense                                   --            (15)
Minority interest                                  (126)             1
                                                 ------         ------
     Net (loss) income                             (419)         4,572

Other comprehensive (loss)income-net of tax
  Foreign currency translation adjustment            (1)             3
  Unrecognized (loss) gain from investments-
    marketable securities                          (791)        (7,705)
                                                 ------         ------
     Comprehensive loss                        $ (1,211)      $ (3,130)
                                                 ======         ======
(Loss) income per share
  Basic and diluted                            $   (.02)      $    .24
                                                 ======         ======

Weighted average common share
  and common share equivalents
  Basic and diluted                          19,302,454     19,261,440
                                             ==========     ==========

  Accompanying notes are an integral part of the financial statements.

                        CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)
                             (Dollars in Thousands)

                                                     2002            2001
                                                    ------          ------
  Cash Flows From Operating Activities:
  Net (loss) income                                $  (419)       $  4,572
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
    Depreciation, depletion and amortization         1,537           1,195
    Gain on sale of assets                          (1,764)         (6,196)
    Equity in losses of investees                       --             229
    Minority interest in income (loss) of
      consolidated subsidiary                          126              (1)
    Compensation cost of Common Stock issued
      and options issued/canceled                      123             123
    Other                                               --              (2)
    (Increase) decrease in deferred tax asset         (362)          1,314
    Increase (decrease)in deferred tax liability       362          (1,353)
  Changes in assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable, trade                      (617)         (2,018)
      Inventory, net                                    25             187
      Other current assets                            (245)            189
      Other assets                                      39            (227)
     Increase (decrease) in liabilities:
      Accounts payable, trade                           65           1,010
      Accrued expenses                                (592)            515
                                                    ------          ------
   Net cash (used in) operating
      activities                                    (1,722)           (463)
                                                    ------          ------

Cash Flows from Investing Activities:
  Net payments from (advances to)
    related parties                                    312             (51)
  Proceeds from sale of property, plant
    and equipment                                    1,215              41
  Proceeds from sale of investment in
    closely held business                              850              --
  Acquisition of Meteor Enterprises, net of
    cash received                                       --          (4,269)
  Purchase of property, plant and equipment           (946)         (2,149)
  Investment                                            --             110
  Proceeds from sale of marketable securities        1,873           8,125
  Purchases of marketable securities                  (446)           (362)
  Payments on note receivable                           63             220
  Advances on note receivable (net)                   (103)             --
                                                    ------          ------
  Net cash provided by investing activities          2,818           1,665
                                                    ------          ------

                         Continued on next page

  Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                             (Dollars in Thousands)

                                                    2002            2001
                                                   ------          ------
Cash Flows from Financing Activities:
  Borrowings on revolving
    credit facilities, net                         $ 1,769        $     43
  Decrease in book overdraft                          (197)           (539)
  Payments on long-term debt                        (2,964)         (5,909)
  Proceeds from long-term debt                         606           4,421
  Proceeds from sale of Common Stock                     5              --
  (Increase) decrease in restricted cash              (399)            702
  Retirement of Common Stock                           (89)           (128)
                                                    ------          ------
  Net cash (used in) financing activities           (1,269)         (1,410)
                                                    ------          ------
Net decrease in cash and equivalents                  (173)           (208)

Cash and equivalents, beginning of period              190             414
                                                    ------          ------

Cash and equivalents, end of period                $    17        $    206
                                                    ======          ======

Supplemental disclosure of cash flow information:

Interest paid                                     $    986        $    790
                                                  ========        ========
Taxes paid                                        $     --        $     --
                                                  ========        ========


Supplemental disclosure of non-cash financing and investing activities:


Marketable securities reduced for sales and
  carrying value adjustments                      $  2,159        $  7,705
                                                  ========        ========
Note receivable exchanged for marketable
  securities                                      $    103        $     --
                                                  ========        ========
Account receivable converted to note receivable   $     31        $     --
                                                  ========        ========
Note receivable received upon sale of
  investment in closely held business             $  1,850        $     --
                                                  ========        ========


  Accompanying notes are an integral part of the financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
             For the Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)
                            (Dollars in Thousands)


Supplemental disclosure of non-cash financing and investing activities, continued:

                                                    2002            2001
                                                   ------          ------
Long-term debt reduced for assets
  sold/exchanged                                  $  2,035        $    127
                                                  ========        ========
Long-term debt issued in connection with
  acquisition of accounts receivable and
  property                                        $  1,328        $     --
                                                  ========        ========
Long-term debt issued for accounts payable        $    129        $     --
                                                  ========        ========
Common Stock retired/options canceled
  in exchange for assets                          $     44        $    604
                                                  ========        ========
Common Stock/options issued for services          $     79        $    149
                                                  ========        ========
Common Stock issued for acquisition of
  minority interests                              $    132        $     11
                                                  ========        ========
Common Stock issued for loan closing costs        $     25        $     --
                                                  ========        ========
Marketable securities reduced for shares
  used as consideration for acquisition                           $    170
                                                                  ========
Marketable securities increased for elimination
  of investment in closely held business due
  to business combination of investee                             $  1,920
                                                                  ========
Net assets acquired in settlement of affiliate
  receivable                                                      $     19
                                                                  ========
Long-term debt issued for the acquisition
  of land, equipment and investment in
  closely held business                                           $  1,673
                                                                  ========
Long-term debt and accrued interest reduced
  in connection with acquisition                                  $  1,755
                                                                  ========
Long-term debt issued in connection with
  acquisition                                                     $    500
                                                                  ========

Accompanying notes are an integral part of the financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2002

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. Capco's subsidiaries are Capco Resource Corporation ("CRC"), Capco Asset Management, Inc., Capco Resources Ltd. ("CRL") (88.5% equity interest), Capco Monument LLC ("CM LLC") and Meteor Enterprises, Inc. ("Enterprises"). The significant wholly owned subsidiaries of Enterprises are: Meteor Marketing, Inc., Graves Oil & Butane Co., Inc., Tri-Valley Gas Co. and Innovative Solutions and Technologies, Inc. Enterprises also owns 73% of Meteor Holdings LLC. The Company also had significant equity interests in Rocky Mountain Propane LLC ("RMP") and Meteor Industries, Inc. ("Industries"). All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MAJOR CUSTOMER

No customer accounted for more than 10% of the Company's net sales for the three months ended September 30, 2002.

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

On June 18, 2002, the Company closed on an acquisition of producing oil and gas properties and related accounts receivable at a total cost of $1.7 million (adjusted for post-closing settlements). Approximately $439,999 of the acquisition cost was allocated to accounts receivable and the remainder, $1.3 million, was allocated to producing oil and gas property. Funding for the acquisition consisted of cash payments in the total amount of $399,000 and the assumption of a production payable to the operator of the property in the amount of $1.3 million. Operations from the properties began July 1, 2002.

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

LONG-TERM DEBT

During the quarter ended September 30, 2002, the Company retired indebtedness in the total amount of $573,000. Net cash flow in the amount of $227,000 from the oil and gas properties acquired in June 2002 was used to reduce the production payable. Other scheduled payments in the total amount of $346,000 were paid during the period.

The production payable assumed by the Company in June 2002 in the original amount of $1.5 million was subsequently reduced to $1.3 million as a result of post closing settlement adjustments.

Scheduled principal and interest payments in the amount of $80,000 that were due to be paid to a lender on September 15, 2002, were not paid by the Company, constituting an Event of Default under the loan agreements. Remedies available to the lender, following the issuance of a Notice of Default and the lapse of cure periods as specified in the loan agreements, include declaring the entire note balances ($2.6 million at September 30, 2002) immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender and, as of this date, the lender has only requested that payment be made. The Company intends to submit a payment plan to the lender that would provide for the payment of the past due amounts, and certain penalties, before the end of the calendar year.

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

During the quarter ended September 30, 2002, the Company had the following equity transactions:

The Company acquired 214,300 shares of Common Stock at a cost of $89,000 to be held as Treasury Stock.

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

Certain reclassifications for the prior year have been made to conform to current year presentation.


NOTE 2 -- EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding for the three month periods ended September 30, 2002 and 2001, would have increased for 3,195,615 and 1,078,986 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The Company's weighted average shares outstanding for the nine month periods ended September 30, 2002 and 2001, would have increased for 3,648,593 and 1,087,448 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect.


NOTE 3 -- BUSINESS SEGMENTS

During the three and nine month periods ended September 30, 2002, the Company operated in three business segments: oil and gas production, convenience store operations and distribution of refined petroleum products. During the three and nine month periods ended September 30, 2001, the Company operated in three business segments, oil and gas production, convenience store operations (from August 1, 2001), and distribution of refined petroleum products (from May 1,
2001).

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

Certain financial information for each segment for the three and nine month periods ended September 30, 2002 and 2001, is presented below (in thousands):

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                         2002        2001     2002        2001
                                         ----        ----     ----        ----
Oil and Gas Production:
  Net sales                             $   477   $   433   $   873    $ 1,273
  Gross profit                              266       242       379        585
  Selling, general and
   administrative                            54       128       218        341
  Depreciation and depletion                120       135       233        335

Convenience Store Operation:
  Net sales                             $ 1,106   $ 1,260   $ 3,758    $ 1,260
  Gross profit                              128       179       558        179
  Selling, general and
    administrative                          149       200       636        200
  Depreciation                                4        --        12         --

Refined Product Distribution:
  Net sales                             $25,467   $37,448   $73,837    $65,227
  Gross profit                            3,778     5,107    11,612      8,377
  Selling, general and
    administrative                        3,611     3,926    10,622      6,759
  Depreciation and amortization             429       516     1,287        857

Corporate and other:
  Selling, general and
    administrative                      $   244   $   344   $   894    $ 1,110
  Depreciation                                2         1         5          3
                                         ------    ------     -----      -----
(Loss) income from operations              (441)      278    (1,358)      (464)

Reconciliation to net income:
  Other income (expenses)               $  (325)  $  (421)  $ 1,065    $ 5,050
  Income tax benefit (expense)               --       (49)       --        (15)
  Minority interest                           5         2      (126)         1
                                         ------    ------    ------     ------
  Net (loss) income                     $  (761)  $  (190)  $  (419)   $ 4,572
                                         ======    ======    ======     ======
Identifiable fixed assets (net):
  Oil and gas production                $ 5,118   $ 4,210   $ 5,118    $ 4,210
  Convenience store operation                13        30        13         30
  Refined product distribution           10,967    11,451    10,967     11,451
  Corporate and other                       219       224       219        224
                                         ------    ------    ------     ------
  Total identifiable fixed assets       $16,317   $15,915   $16,317    $15,915
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

The accompanying pro forma consolidated statement of operations for the nine months ended September 30, 2001, is presented as if the acquisition had occurred on January 1, 2001, and includes the statement of operations of Capco for the nine months ended September 30, 2001, and the statement of operations of Enterprises for the four months ended April 30, 2001.

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


                             CAPCO ENERGY, INC. AND
                            METEOR ENTERPRISES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 2001
            (Dollars in Thousands, except for per share information)

                                                                    PRO FORMA       PRO FORMA
                                           CAPCO        METEOR       ENTRIES      CONSOLIDATED
                                         ----------   ----------   ----------     ------------

Net sales                                $   67,332   $   55,402   $        -      $  122,734
Cost of sales, excluding depreciation        58,191       49,149            -         107,340
                                         ----------   ----------   ----------      ----------
   Gross profit                               9,141        6,253            -          15,394
                                         ----------   ----------   ----------      ----------
Selling, general and administrative
  expenses                                    8,410        8,047            -          16,457
Depreciation and amortization                 1,195          658         (114) (b)      1,739
                                         ----------   ----------   ----------      ----------
   Total operating expenses                   9,605        8,705         (114)         18,196
                                         ----------   ----------   ----------      ----------
Loss from operations                           (464)      (2,452)         114          (2,802)
                                         ----------   ----------   ----------      ----------
Other income and (expenses)
  Interest income                                93          170          (38) (a)        225
  Interest expense                             (911)        (531)          38  (a)     (1,404)
  Other                                         (99)        (706)           -            (805)
  Gain on sale of assets                      6,196          (45)           -           6,151
                                         ----------   ----------   ----------      ----------
    Total other income and (expenses)         5,279       (1,112)           -           4,167
                                         ----------   ----------   ----------      ----------
Income (loss)  before income taxes and
  minority interest                           4,815       (3,564)         114           1,365
Income tax benefit (expense)                    (15)         290            -             275
Minority interest                                 1       (2,080)           -          (2,079)
Equity loss in investments                     (229)           -            -            (229)
                                         ----------   ----------   ----------      ----------
   Net income (loss)                     $    4,572   $   (5,354)  $      114      $     (668)
                                         ==========   ==========   ==========      ===========

Income (loss) per share
   Basic and diluted                     $    0.24                                 $    (0.03)
                                         =========                                 ==========

Weighted average shares outstanding
   Basic and diluted                     19,261,440                                19,261,440
                                         ==========                                ==========

NOTE 5 - SUBSEQUENT EVENTS

In October 2002, the Company's Board of Directors approved a plan to raise capital from an initial public offering of 20% of the Company's equity ownership of its oil and gas producing subsidiary. The registration statement for the offering was filed in November 2002. It is anticipated that closing of offering will take place in the first quarter of 2003. Net proceeds from the offering, estimated to be $2.9 million, will be used for oil and gas property acquisitions, well remediation programs and working capital.

Subsequent to September 30, 2002, the Company effected transactions to dispose of the Preferred Interests ("Interests") in Rocky Mountain Propane, LLC. The Interests are reported in the Company's balance sheet at September 30, 2002, at their face amount of $1.8 million. In October 2002, $0.2 million of such interests were assigned to the former chief operating officer of the Company's refined product distribution segment in connection with the termination of his employment with the Company, and in November 2002, agreement was reached to sell the remaining $1.6 million of Interests for cash consideration of $1.1 million. Closing of the sale is scheduled to take place in January 2003, subject to the availability of funds by the purchaser of the Interests.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO SEPTEMBER 30, 2001

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from oil and gas activities were $0.5 million in 2002 compared to $0.4 million in 2001. This increase is due to a decline in product prices paid at the wellhead offset by an increase in production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE declined to $21.21 in

2002 from $23.81 in 2001, resulting in a decrease in revenue of $46,000. Total production was 22,505 BOE in 2002, compared with 17,675 BOE in 2001, resulting in an increase in revenue of $102,000. Production from the Michigan properties acquired in June 2002 totaled 17,400 BOE during the quarter; sale of the Buried Hills property in Kansas in May 2002 and production declines at the Caplen Field in Texas resulted in comparative decreases in production of 13,500 BOE during the quarter.

Capco's cost of sales were $0.2 million in 2002 and in 2001. Depreciation, depletion and amortization was $0.1 million in 2002 and $0.1 million in 2001.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict results of operations from the Company's oil and gas production segment.


CONVENIENCE STORE OPERATION SEGMENT

Effective August 1, 2001, the Company assumed the operations of seven convenience stores located in New Mexico and Colorado from an affiliate. In October 2001, one store location was sold; in May 2002, two stores were closed due to unprofitable operations. Sales were $1.1 million in 2002 compared to $1.3 million in 2001. The decrease is due principally to the reduction in store locations and decreases in retail gasoline prices and quantities sold. Cost of sales decreased to $1.0 million in 2002 from $1.1 million in 2001 due principally to a reduction in gasoline purchases.


REFINED PRODUCT DISTRIBUTION SEGMENT

The Company had sales of $25.5 million in 2002, compared to $37.4 million in 2001, a decrease of $11.9 million. The decrease is due to declines in sales quantities and in the sales price of diesel fuel, as discussed below.

Gross profit in 2002 and 2001 was $3.8 million and $5.1 million, respectively. The decrease is primarily due to the decrease in sales revenue.

Gasoline volumes were 5.6 million gallons in 2002, compared to 6.6 million gallons in 2001, a decrease of 1.0 million gallons. The decrease is due principally to the restructuring of certain customer sales agreements to include only hauling charges for the delivery of product, and exclude product sales. Gasoline sales were $5.9 million ($1.06 per gallon) in 2002, compared to $6.8 million ($1.03 per gallon) in 2001, a decrease of $0.9 million due to the decrease in sales volume offset by higher product prices in the current period. Gross profit was $0.5 million ($0.10 per gallon)in 2002, compared to $0.7 million ($0.11 per gallon) in 2001, a decrease of $0.2 million, due to the decreases in volume and margin.

Diesel volumes were 17.6 million gallons in 2002, and 25.5 million gallons in 2001, a decrease of 7.9 million gallons due primarily to sales to a major customer no longer being included in diesel sales, as the Company is now charging only for the freight haul of the product. Diesel sales were $15.9 million ($0.90 per gallon) in 2002, and $24.9 million ($0.98 per gallon) in

2001, a decrease of $9.0 million due to the decreases in sales volumes and sales prices. Gross profit was $1.5 million ($0.08 per gallon) in 2002, and $2.3 million ($0.09) in 2001, a decrease of $0.8 million, due to the decreases in volume and margin.

Grease and lubricants sales were $2.1 million in 2002, compared to $3.7 million in 2001, a decrease of $1.6 million due principally to a reduction in sales volumes in the current period. Gross profit was $0.5 million in 2002, compared to $0.6 million in 2001, a decrease of $0.1 million.

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, were $1.6 million in 2002, compared to $2.0 million in 2001, a decrease of $0.4 million. Gross profit was $1.3 million in 2002, compared to $1.4 million in 2001, a decrease of $0.1 million.


OTHER ITEMS

Selling, general and administrative ("SG&A") expenses decreased to $4.0 million in 2002 from $4.6 million in 2001. The decrease is attributable to a cost containment program implemented in all segments of the Company's operations, including a reduction in the number of employees. Interest expense decreased to $0.3 million in 2002 from $0.4 million in 2001, due principally to a reduction in interest-bearing indebtedness in 2002. Sales of marketable securities and assets resulted in a loss of $0.1 million in 2002, compared with a gain of $0.1 million in 2001. The decrease was due principally to a decline in market value in 2002 of the Company's portfolio of marketable securities.


NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO SEPTEMBER 30, 2001

OIL AND GAS PRODUCTION SEGMENT

Capco's revenues from oil and gas activities were $0.9 million in 2002 compared to $1.3 million in 2001. This decrease is due to declines in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE declined to $20.19 in 2002 from $26.47 in 2001, resulting in a decrease in revenue of $0.3 million. Total production was 42,707 BOE in 2002, compared with 46,540 BOE in 2001, resulting in a decrease in revenue of $0.1 million. Production from the Michigan properties acquired in June 2002 totaled 17,400 BOE; sale of the Buried Hills property in Kansas in May 2002 and production declines at the Caplen Field in Texas resulted in a comparative decrease in production of 19,494 BOE in 2002. Capco's cost of sales were $0.5 million in 2002 and $0.7 million in 2001. The decrease is due principally to well remediation programs that were applied to producing properties in Texas and Kansas in 2001 in an effort to increase production from the properties. Depreciation, depletion and amortization was $0.2 million in 2002 and $0.3 million in 2001.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict results of operations from the Company's oil and gas production segment.

CONVENIENCE STORE OPERATION SEGMENT

Effective August 1, 2001, the Company assumed the operations of seven convenience stores located in New Mexico and Colorado from an affiliate. In October 2001, one store location was sold; in May 2002, two stores were closed due to unprofitable operations. Sales were $3.8 million in 2002 compared to $1.3 million in 2001 and cost of sales was $3.2 million in 2002 compared with $1.1 million in 2001. The increases in sales and cost of sales are due principally to nine months of operations reported in 2002 versus two months of operations reported in 2001.


REFINED PRODUCT DISTRIBUTION SEGMENT

Effective April 30, 2001, Capco acquired its refined product distribution segment. All references to year 2001 consist of the five months of operations included in the period subsequent to the acquisition.

The Company had sales of $73.8 million in 2002, compared to $65.2 million in 2001. The increase is due to increased sales volumes in 2002, offset by a decrease in sales prices, as discussed below.

Gross profit in 2002 and 2001, was $11.6 million and $8.4 million, respectively. The increase is primarily due to nine months of operations in 2002 compared to five months of operations in 2001.

Gasoline volumes were 17.7 million gallons in 2002, compared to 10.8 million gallons in 2001, an increase of 6.9 million gallons. The volume increase is primarily due to nine months of operations in 2002 compared to five months of operations in 2001. Gasoline sales were $16.0 million ($0.90 per gallon) in 2002, compared to $11.9 million ($1.10 per gallon) in 2001, an increase of $4.1 million primarily due to the increase in volume offset by lower sales prices during the current period. Gross profit was $1.5 million ($0.09 per gallon) in 2002, and $1.2 million ($0.11 per gallon) in 2001, an increase of $0.3 million, primarily due to the increase in volume offset by lower margins per gallon.

Diesel volumes were 56.4 million gallons in 2002, compared with 43.0 million gallons in 2001, an increase of 13.4 million gallons, due primarily to nine months of operations in 2002 compared to five months of operations in 2001, offset by sales to a major customer no longer being included in diesel sales, as the Company is now charging only for the freight haul of the product. Diesel sales were $46.2 million ($0.82 per gallon) in 2002, compared with $43.5 million ($1.01 per gallon) in 2001, an increase of $2.7 million due to the increase in sales volume offset by the decrease in sales price. Gross profit was $4.7 million ($0.08 per gallon) in 2002, and $3.6 million ($0.08 per gallon) in 2001, an increase of $1.1 million, due primarily to the increase in volume.

Grease and lubricants sales were $6.7 million in 2002 and in 2001. Gross profit was $1.5 million in 2002, compared to $1.2 million in 2001, an increase of $0.3 million.

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, were $5.1 million in 2002, compared to $3.2 million in 2001, an increase of $1.9 million. Gross profit was $3.9 million in 2002, compared to $2.4 million in 2001, an increase of $1.5 million.

OTHER ITEMS

Selling, general and administrative ("SG&A") expenses were $12.2 million in 2002 and $8.4 million in 2001. The consolidations of Enterprises and CM LLC for the entire nine-month period in 2002 resulted in SG&A increases of $3.9 million and $0.4 million, respectively. Included in the 2002 expenses are non-cash charges in the total amount of $0.1 million attributable to the cost of Common Stock and options to acquire Common Stock issued as compensation for services. Included in the 2001 expenses is a non-recurring charge for bad debts in the amount of $0.3 million. Interest expense was $0.9 million in 2002 and $0.9 million in 2001. Gain on sale of marketable securities and assets decreased to $1.8 million in 2002 from $6.2 million in 2001. The Company sold a significant portion of its marketable securities portfolio in 2001, principally to provide funding for the acquisition of Enterprises.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had a working capital deficit of $4.7 million. Management plans to continue to sell its marketable securities and other assets to pay its debt and provide working capital. During the quarter ended September 30, 2002, management continued its previously reported plans to market for sale certain non core assets such as undeveloped land and other real estate, the proceeds of which will be used to reduce debt, and management has reduced its administrative staff and expenses. In October 2002, the Company's Board of Directors approved a plan to raise capital from an initial public offering of 20% of the Company's equity ownership of its subsidiary that is engaged in oil and gas producing activities. Net proceeds from the offering, estimated to be $2.9 million, will be used for oil and gas property acquisitions, well remediation programs and working capital.

Net cash used in operating activities totaled $1.7 million for the nine months ended September 30, 2002, compared to cash used in operating activities of $0.5 million for the nine months ended September 30, 2001. This increase in cash used in operating activities is due principally to changes in working capital.

Net cash provided by investing activities totaled $2.8 million for the nine months ended September 30, 2002, and $1.7 million for the nine months ended September 30, 2001. Proceeds, net of related purchases, from the sale of marketable securities and assets totaled $2.5 million in 2002. In 2001, proceeds from the sale of marketable securities and assets, less related purchases and the acquisition of Enterprises, totaled $1.4 million.

Net cash used in financing activities totaled $1.3 million for the nine months ended September 30, 2002, compared to cash used in financing activities of $1.4 million for the nine months ended September 30, 2001. Changes in the revolving credit facility and related account balances in 2002 resulted in a net cash inflow of $1.2 million; in 2001 such changes accounted for a net cash inflow of $0.2 million. Payments on long-term debt, less proceeds from long-term debt, resulted in a net cash outflow of $2.4 million in 2002; in 2001 such activity resulted in a net cash outflow of $1.5 million.

The Company has a revolving bank credit facility with a maximum commitment of $12.5 million, which expires on December 31, 2002. The amount available under the revolving credit facility is a function of the sum of eligible accounts receivable and inventory as defined by the revolving credit agreement up to the maximum commitment. Advances requested by the Company are subject to an interest rate of the lender's base rate plus 0.5% (4.75% at September 30, 2002). Additionally, the Company pays a commitment fee of 0.25% of the maximum commitment. The revolving credit facility is collateralized by principally all of the Company's trade receivables and inventory. At September 30, 2002, the borrowing base was approximately $7.7 million, of which $7.0 million was borrowed against the facility and is recorded as a current liability. As of September 30, 2002, the Company was in compliance with the covenants of its revolving credit facility.

The Company has various loans with banks, suppliers and individuals, which require principal payments of $2.5 million in the twelve-month period ending September 30, 2003. Scheduled principal and interest payments in the amount of $80,000 that were due to be paid to a lender on September 15, 2002, were not paid by the Company, constituting an Event of Default under the loan agreements. Remedies available to the lender, following the issuance of a Notice of Default and the lapse of cure periods as specified in the loan agreements, include declaring the entire note balances ($2.6 million at September 30, 2002) immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender and, as of this date, the lender has only requested that payment be made. The Company intends to submit a payment plan to the lender that would provide for the payment of the past due amounts, and certain penalties, before the end of the calendar year.

The Company is obligated to pay lease costs of approximately $0.9 million during the twelve-month period ending September 30, 2003, for land, building, facilities and equipment.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. Included in selling, general and administrative expenses for each of the three month periods ended September 30, 2002 and 2001, is $0.1 million for site assessment, related cleanup costs and regulatory compliance.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, recovery of oil and gas reserves, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, accruals for environmental remediation expenditures, and the recognition and classification of net operating loss carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.


Item 3:  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as part of this report:

           99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)   Reports on Form 8-K

           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPCO ENERGY, INC.


Dated: November 19, 2002           By: /s/ W. Gene Webb
                                   ------------------------
                                   W. Gene Webb, Chief Financial and
                                   Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ilyas Chaudhary, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capco Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                 /s/ Ilyas Chaudhary
                              -----------------------
                                 Ilyas Chaudhary
                             Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, W. Gene Webb, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capco Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002

                                /s/ W. Gene Webb
                             -----------------------
                                  W. Gene Webb
                             Chief Financial Officer