Form 10KSB
period 2002-12-31
CAPCO ENERGY INC
filed 2003-04-23
CIK 354767

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2002

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

                          1401 Blake Street, Suite 200
                          Denver, Colorado 80202
         ---------------------------------------------------------------
           (Address of Principal Executive Office, Including Zip Code)

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

                          Yes   X      No

As of April 2, 2003,  19,275,627  shares of Common Stock were  outstanding.  The
aggregate   market  value  of  the  Common  Stock  of  the  Registrant  held  by non-affiliates on that date was approximately $2,615,000.

State Issuer's revenues for its most recent fiscal year: $1,345,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

DOCUMENTS INCORPORATED BY REFERENCE: See pages 23 to 25.

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

Capco Energy, Inc. ("Capco" or the "Company"), with its mailing address at 1401 Blake Street, Suite 200, Denver, Colorado 80202, telephone number (303)572-1135, was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company changed its name to Capco. Capco was organized for the purpose of engaging in oil and gas exploration, development and production activities.

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

In March 2000, the Company acquired an additional 70.2% equity ownership in Capco Resources Ltd. ("CRL"), increasing its equity ownership to approximately 80.4%, by the issuance of 11,867,558 shares of its Common Stock. From April 2000 through December 2002, the Company increased its equity ownership in CRL to 88.9% in exchange for issuing 1,273,930 Common Shares of the Company.

In October 2000, the Company consummated a private placement with Chaparral Resources, Inc. by tendering $3.0 million in cash for 1.6 million restricted shares of Chaparral. These restricted shares were then exchanged with CRL for all of the outstanding shares of Capco Asset Management, Inc. ("CAM"), a wholly-owned subsidiary of CRL.

In April 2001, the Company purchased Meteor Enterprises, Inc. ("Enterprises") from Meteor Industries, Inc. ("Industries") for $5.6 million and assumption of certain environmental liabilities and other indemnities. Effective December 31, 2000, Industries had contributed substantially all of its assets and all of its businesses to its wholly owned subsidiary, Enterprises. The significant wholly owned subsidiaries of Enterprises at the date of acquisition were: Meteor Marketing, Inc., Graves Oil & Butane Co., Inc. ("Graves"), Tri-Valley Gas Co. and Innovative Solutions and Technologies, Inc. Enterprises also owned 73% of Meteor Holdings LLC and 61% of Rocky Mountain Propane LLC ("Propane").

In August 2001, the Company formed Capco Monument, LLC ("Monument"), and acquired the operation of convenience stores.

In May 2002, the Company closed on the sale of its interest in properties in Kansas, realizing sales proceeds in the amount of $1.1 million. Approximately $0.7 million of the sales proceeds was used to repay long-term debt and the balance was used for working capital. The Company recorded a gain in the amount of $0.3 million on this transaction.

In June 2002, the Company closed on an acquisition of producing oil and gas properties located in Michigan and related accounts receivable at a total cost of $1.7 million. Approximately $0.4 million of the acquisition cost was allocated to accounts receivable and the remainder, $1.3 million, was allocated to producing oil and gas property. Funding for the acquisition consisted of cash payments in the total amount of $0.4 million and the assumption of seller-provided financing in the amount of $1.3 million payable to the operator of the properties.

In November 2002, the Company transferred its ownership of CAM and CRL to CRC and changed the name of CRC to Jovian Energy, Inc. ("Jovian"). Jovian has filed a registration statement with the SEC and plans to sell $3.5 million in common stock, on a best-efforts, all-or-none basis. This will reduce the Company's ownership in Jovian from 100% to approximately 80%.

Effective December 31, 2002, the Company sold 100.0% of its equity ownership in Graves and Monument for $10,000 cash.

Effective January 1, 2003, the Company has agreed to sell Enterprises, except for 4.0 million shares of Enterprises' equity ownership in Network Fueling Corp., for $2.5 million in cash, payable $0.3 million as a refundable deposit, $1.2 million cash at closing and $1.0 million cash six months after closing. The operations of Graves, Monument and Enterprises are reported as discontinued operations in the financial statements.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

Capco is an independent energy company engaged primarily in the acquisition, exploration, development, production for and sale of oil, gas and natural gas liquids.


OIL AND GAS PRODUCTION

Property Acquisitions and Sales

Capco attempts to acquire developed and undeveloped oil and gas properties through the acquisition of leases and other mineral interests or through the acquisition of companies.

In January 2001, the Company sold an oil and gas property interest to an affiliated party, realizing proceeds in the amount of $50,000. No gain or loss was recorded on the disposition as the proceeds were credited to the United States cost center.

In December 2001, the Company increased its ownership in producing oil and gas properties in Kansas and Texas that it operated by acquiring working interests held by other owners in the properties. The total acquisition cost of $0.4 million was funded by cash payments, the assumption of accounts receivable owed by the sellers and the assumption of obligations to be repaid from certain of the acquired properties' future net cash flow.

In May 2002, the Company reduced its working interest in the Caplen Field in Texas from 68% to 58%, realizing proceeds in the amount of $80,000 from the divestiture. No gain or loss was recorded on the disposition as the proceeds were credited to the United States cost center.

In May 2002, the Company closed on the sale of its interest in properties in Kansas, realizing sales proceeds in the amount of $1.1 million. Approximately $0.7 million of the sales proceeds was used to repay long-term debt and the balance was used for working capital. The Company recorded a gain in the amount of $0.3 million on this transaction.

In June 2002, the Company closed on an acquisition of producing oil and gas properties located in the state of Michigan and related accounts receivable at a total cost of $1.7 million. Approximately $0.4 million of the acquisition cost was allocated to accounts receivable and the remainder, $1.3 million, was allocated to producing oil and gas property. Funding for the acquisition consisted of cash payments in the total amount of $0.4 million and the assumption of seller-provided financing in the amount of $1.3 million payable to the operator of the properties.

In December 2002, the Company closed on an acquisition of producing oil properties located in the state of Louisiana at a total cost of $0.1 million. In connection with the acquisition, the Company borrowed $0.1 million for a period of six months from a third party.

Equipment, Products and Raw Materials

Capco owns no drilling rigs and only drilled two wells in the last several years. Capco's principal products are crude oil and natural gas. Crude oil and natural gas are sold to various purchasers including pipeline companies which service the areas in which Capco's producing wells are located. Capco's business is seasonal in nature, to the extent that weather conditions at certain times of the year may affect its access to oil and gas properties and the demand for natural gas. Principally all of Capco's oil and gas production is sold on a month-to-month basis with no firm sales contracts.

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


Employees

The Company employs approximately 125 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.



ITEM 2.   PROPERTIES

OFFICE FACILITIES. Capco leases space for its executive offices at 1401 Blake Street, Suite 200, Denver, Colorado 80202. Commencing May 1, 2003, the Company will occupy approximately 3,400 square feet on a month-to-month basis, at the rate of $2,500 per month.


OIL AND GAS PROPERTIES. Capco holds interests in oil and gas leaseholds as of December 31, 2002, as follows:

                       Developed             Undeveloped           Expiration
                       Properties            Properties               Date
                     -------------         ---------------         ----------
                    Gross      Net        Gross        Net
 State              Acres     Acres       Acres       Acres
 -----              -----     -----       -----       -----
Alabama               320        88           -           -          (1)
California          1,106       966       1,115         725    Nov '06-July '12
Louisiana             560       116         425         395    June '03-Dec '04
Michigan            1,640       287           -           -          (1)
Mississippi           200        25           -           -          (1)
Texas               1,833     1,063           -                      (1)
Canada                320        51          65          65    September '12

     Total          5,979     2,596       1,605       1,185


Net acres represent the gross acres in a lease or leases multiplied by Capco's working interest in such lease or leases.

(1)      Leasehold interest held by production.

PROVED DEVELOPED AND PROVED UNDEVELOPED RESERVES. The following table sets forth the proved developed and proved undeveloped oil or gas reserves accumulated by Capco, for the years ended December 31, 2002, 2001 and 2000:

                         2002                 2001               2000
                   -----------------   -----------------   -----------------
                     Oil      Gas        Oil      Gas        Oil      Gas
                    (Bbls)   (MCF)      (Bbls)   (MCF)      (Bbls)   (MCF)
Proved Developed
 Reserves:
  United States   326,873  2,535,627   510,077   476,807   449,017   414,094
  Canada             -          -         -         -         -       57,313
                  -------  ---------   -------   -------   -------   -------
                  326,873  2,535,627   510,077   476,807   449,017   471,407
                  -------  ---------   -------   -------   -------   -------
Proved Undevel-
 oped Reserves:
  United States   508,414 10,331,379   690,683 2,090,087   259,056   135,137
  Canada              -         -         -         -         -         -
                  ------- ----------   ------- ---------   -------   -------
                  508,414 10,331,379   690,683 2,090,087   259,056   135,137
                  ------- ----------   ------- ---------   -------   -------
Total Reserves
  United States   835,287 12,867,006 1,200,760 2,566,894   708,073   549,231
  Canada                                                      -       57,313
                  ------- ---------- --------- ---------   -------   -------
                  835,287 12,867,006 1,200,760 2,566,894   708,073   636,544
                  ------- ---------- --------- ---------   -------   -------

No major discovery or other favorable or adverse event has occurred since December 31, 2002, which is believed to have caused a material change in the proved reserves of Capco.

RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the years ended December 31, 2002, 2001 and 2000:

                                    2002           2001             2000
                                  --------       --------         --------
      Oil (Bbls):
        United States              31,372         53,828           40,092
        Canada                        -              -                -
      Gas (Mcf):
        United States             152,669         57,336           39,482
        Canada                      3,157          9,548           15,440

The following table sets forth the average sales price and production cost per unit of production for the years ended December 31, 2002, 2001 and 2000:


                                      2002            2001             2000
                                    --------        --------         --------
     Average Sales Price:  Per
      Equivalent Barrel of Oil:
         United States               $23.38          $23.98         $27.44
         Canada                      $ 7.19          $12.39         $ 6.59

     Average Production (Lifting)
      Costs: Per Equivalent
      Barrel of Oil:
          United States              $12.76          $13.64         $10.69
          Canada                     $15.66          $ 5.89         $ 1.61


During the periods covered by the foregoing tables, Capco was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Capco acted as a producer.

PRODUCTIVE WELLS (1). The following table sets forth Capco's total gross and net productive oil and gas wells as of December 31, 2002:

                            OIL                           GAS
                   ---------------------        ------------------------
 State             Gross(2)       Net(3)        Gross(2)          Net(3)
 -----             --------       ------        --------          ------
Alabama               -             -              2                .5
California            9            5.9             -                 -
Louisiana            11            2.3             -                 -
Michigan              3             .5             9               1.5
Texas                 9            5.3             -                 -
Canada                -             -             14               3.5

     Total           32           14.0            25               5.5

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

UNDEVELOPED PROPERTIES. During the year ended December 31, 2001, the Company acquired leasehold interests in two shut-in properties in Vermillion and Beauregard Parishes, Louisiana. A re-completion attempt on the Beauregard Parish location in the fourth quarter of that year was not successful. The well is currently being evaluated for additional potential. Following testing and evaluation activities on the other location in Vermillion Parish the decision was made to plug and abandon the well in the year 2002.

During the year ended December 31, 2002, the Company acquired a working interest in an undeveloped lease in Matagorda County, Texas. The operator of the project is seeking working interest partners to share the expense of exploration and development, including the cost of a 3-D seismic program scheduled to take place during the year 2003 before proposing a specific downhole target.

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


       Quarter Ended              Bid High        Bid Low
       -------------              --------        -------
     March 31, 2000                No Bid          No Bid
     June 30, 2000                 No Bid          No Bid
     September 30, 2000            $ 1.25          $ 0.56
     December 31, 2000             $ 1.03          $ 0.47
     March 31, 2001                $ 1.39          $ 0.44
     June 30, 2001                 $ 1.10          $ 0.44
     September 30, 2001            $ 1.06          $ 0.51
     December 31, 2001             $ 1.38          $ 0.62
     March 31, 2002                $ 1.70          $ 0.75
     June 30, 2002                 $ 1.01          $ 0.23
     September 30, 2002            $ 0.51          $ 0.20
     December 31, 2002             $ 0.33          $ 0.17


The number of record holders of Common Stock of Capco as of April 2, 2003, was approximately 650. Additional holders of Capco's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. No Common Stock dividends have been declared to date by Capco, nor does Capco anticipate declaring and paying Common Stock cash dividends in the foreseeable future.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's divestiture of petroleum marketing operations, including decreased expenses and expenditures that are expected to be realized by Capco as a result of the divestiture, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital requirements, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

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

Significant factors that could prevent Capco from achieving its stated goals include: declines in the market prices for oil and gas, and adverse changes in the regulatory environment affecting Capco. Capco or persons acting on its or their behalf should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. Capco undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

The following  discussion is based on the continuing  operations of the Company.
Discontinued   operations  have  been  separately  presented  in  the  financial statements.

At December 31, 2002, the Company had a negative working capital of $2.3 million. This negative working capital is principally due to the current portion of long-term debt, $1.3 million, which includes an obligation in the amount of $0.6 million that was incurred in connection with the acquisition of a producing oil and gas property during the year 2002. This debt is to be repaid from future cash flow from the property. It is estimated that the debt will be paid in full during the third quarter of the year 2003, after which the net cash flow will be paid to the Company.

Management of the Company has implemented plans and initiated actions in an effort to reduce the working capital deficit. These actions include the following:

1. The filing of a registration statement for the purpose of registering for sale 20% of the equity securities, on a best-efforts, all-or-none basis, of the Company's wholly-owned oil and gas production subsidiary, Jovian Energy, Inc. It is estimated that net proceeds from the offering, after reduction for offering expenses, will approximate $2.9 million, of which approximately $370,000 will be use for working capital. The balance of the proceeds will be utilized for acquisitions and workover attempts on existing properties.

2. The Company's board of directors approved a plan in October 2002, which authorized management to pursue the divestiture of its petroleum products marketing and convenience store operations.

3. In December 2002, the Company reached agreement for the sale of principally all of its assets in the state of New Mexico. Consideration for this transaction consisted primarily of the assumption by the buyer of approximately $4.5 million of indebtedness related to the assets.

4. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million. The Company's board of directors accepted the proposal, subject to the receipt of a fairness opinion. Closing of the transaction is scheduled for May 2003, at which time a total of $1.5 million will have been paid to the Company, with the balance of the purchase price payable within 180 days following closing.

Cash flows used in operations for the year ended December 31, 2002, were $1.2 million. Cash used during this period is principally due to the loss in operations. Management expects its oil and gas production to increase due to acquisitions of producing oil and gas properties in the last six months of the year 2002. Management projects that the Company will have a loss from operations for the coming year.

Cash flows provided by investing activities for the year ended December 31, 2002, were $2.3 million. This source is principally due to sales of marketable securities and assets. Management plans to sell its remaining marketable securities during the coming year.

Cash flows used by financing activities for the year ended December 31, 2002, were $1.3 million. This use is principally due to the reduction in short and long term debt.

The Company has various loans which require principal payments of $1.3 million in 2003. Of this amount, $0.6 million is scheduled to be repaid from future cash flow from a producing oil and gas property.

The Company is obligated to pay operating lease costs of approximately $24,000 in 2003 for land and facilities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to interest rate changes.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002

Capco's revenues from oil and gas activities were $1.3 million in 2002 compared to $1.6 million in 2001. This decrease is primarily due to the sale of producing oil properties in Kansas in 2002, offset by the purchase of the producing properties located in Michigan later in the same year. The Company's total oil production decreased to 31,372 barrels in 2002 from 53,828 barrels in 2001. The Company's gas production increased to 155,826 mcf in 2002 from 66,884 mcf in 2001. The average sales price received per barrel of oil equivalent ("BOE") decreased to $23.38 in 2002 from $23.98 in 2001.

Capco's cost of sales were $0.7 million in 2002 compared to $0.9 million in 2001. This decrease is primarily due to the increase in gas production volumes and the reduction in oil production volumes. Selling, general and administrative expenses were $1.5 million in 2002 and $1.8 million in 2001. The decrease is primarily due to a reduction in personnel costs resulting from the closure of field offices during the year 2002, as well as a decrease in the number of administrative employees in the corporate office during the same year. Depreciation, depletion and amortization was $0.2 million in 2002 compared to $0.4 million in 2001.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.


OTHER ITEMS

Gain (loss) on sale of marketable securities, including unrealized holding losses, decreased to a loss of $0.1 million in 2002 from a gain of $5.9 million in 2001 as the Company had fewer marketable securities to sell. The Company realized a gain of $0.3 million in 2002 from the sale of the Kansas oil property. Interest expense decreased to $0.3 million in 2002 from $0.4 million in 2001 as the Company reduced outstanding debt during the year 2002.


YEAR ENDED DECEMBER 31, 2001

Capco's revenues from oil and gas activities were $1.6 million in 2001 compared to $1.3 million in 2000. This increase is primarily due to production from the Caplen Field in Galveston County, Texas that was acquired by the Company in March 2000. On a barrel of oil equivalent basis, the Company's total production increased to 64,975 BOE in 2001 from 49,246 BOE in 2000. The average sales price received per BOE decreased to $23.98 in 2001 from $27.44 in 2000.

Capco's cost of sales were $0.9 million in 2001 compared to $0.5 million in 2000. This increase is primarily due to the increase in production volumes and expenditures incurred in connection with well remediation activities initiated by the Company in its efforts to increase production. Depreciation, depletion and amortization was $0.4 million in 2001 compared to $0.4 million in 2000.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

OTHER ITEMS

Selling, general and administrative ("SG&A") expenses were $1.8 million in 2001 compared to $1.5 million in 2000. Personnel costs increased $0.3 million as the Company hired additional employees for the increase in business activity and to lessen its utilization of third party consultants. Expenses attributable to third party services decreased $0.1 million. SG&A expenses in 2001 also include write offs for un-collectible accounts receivable in the amount of $0.3 million.

Interest expense decreased to $0.4 million in 2001 from $0.5 million in 2000, due to a decrease in long-term debt balances outstanding during the respective periods. Gain on sale of assets, including unrealized holding losses on marketable securities, was $5.9 million in 2001 and 2000 as the Company continued to sell marketable securities and other assets for working capital and to provide funding for its acquisitions.

Equity loss from operations of investments was $0.1 million in 2001 and $1.4 million in 2000. This decrease to due to losses in the Company's equity investments in Meteor Stores, Inc., Zelcom Industries, Inc. and Meteor Industries, Inc. that were incurred in the year 2001.


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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, accruals for environmental remediation expenditures, and the classification of net operating loss carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at Pages F-1 through F-44 hereof.

ITEM 8.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last three years:

NAME:               POSITIONS:                   PERIOD SERVED:
----                ---------                    -------------
Ilyas Chaudhary     Director, President, CEO     November 18,1999 to Present
Dennis R. Staal     Director                     February 24,2000 to Present
Bernie Babtkis      CFO                          February 1,2003 to Present
Faisal Chaudhary    Vice President               September 1,2001 to Present
Irwin Kaufman       Director                     November 18,1999 to Present
William J. Hickey   Director                     November 18,1999 to Present
Paul L. Hayes       Director                     July 19, 2000 to Present
William J. Hickey   Secretary                    December 11, 2001 to Present

ILYAS CHAUDHARY - Mr. Chaudhary, 55, has been CEO, President and Director of the Company since November 1999. From September 1998 until November 1999, Mr. Chaudhary managed his personal investments and reviewed potential investment opportunities. He was an officer and a director of Saba Petroleum Company (now Greka Energy Corporation), a publicly held oil and gas company from 1985 until September 1998. Mr. Chaudhary has 25 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.

DENNIS R. STAAL - Mr. Staal, 54, has over 30 years of experience in various capacities in the finance industry. He has been a Director since February
2000 and was CFO from February 2000 to October 2002. From 1970 through 1973, he was a CPA with Arthur Andersen & Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President of such company from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1986 to 1991, Mr. Staal was Director and Officer of Saba Petroleum Company. From 1993 to 2000 Mr. Staal was Chief Financial Officer of Meteor Industries, Inc. Mr. Staal received his Bachelor's degree in Business Administration from the University of Nebraska.

BERNIE BABTKIS - Mr. Babtkis, 50, has served as Chief Financial Officer since February 2003. From May 2000 until December 2002, Mr. Babtkis served as a financial consultant to investment groups. From January 1998 until April 2000, Mr. Babtkis was on sabbatical. From 1994 until January 1998, Mr. Babtkis served as Chief Financial Officer for Ross Diversified Insurance Services, an insurance agency. Mr. Babtkis served as the Chief Financial Officer and a director of J.T. Thorpe & Son, Inc., an industrial engineering and contracting company, from 1978 until 1994. From 1976 through 1978, Mr. Babtkis worked as a certified public accountant with the public accounting firm of John F. Forbes & Co. Mr. Babtkis received his B.S. degree in business administration from the University of California at Berkeley in 1976.

FAISAL CHAUDHARY - Mr. Chaudhary, 30, has 7 years experience in various capacities in the finance and marketing field, both within the United States and Pacific Asian Countries, including Singapore, Japan, and Malaysia. In 1999 Mr. Chaudhary founded Zelcom Industries Inc., an Internet and Technology company. As CEO and President of Zelcom he masterminded several successful projects, including the buy out of Zelcom by neoRhino Inc., in 2001. Currently Mr. Chaudhary is a Director of neoRhino, Inc., and also serves as a Trustee for the Danyal Chaudhary Foundation, a charity organization dedicated to better the lives of children worldwide. Mr. Chaudhary received a Masters in Business Administration degree from Chapman University in Orange, California.

IRWIN KAUFMAN - Mr. Kaufman, 66, has been a director of the Company since November 1999. Mr. Kaufman is a financial consultant facilitating contacts with the investment community. Mr. Kaufman helps arrange financing for small and mid-sized companies and consults with management to enhance shareholder value. Mr. Kaufman has also been a principal consultant for Computer and Mathematics Education for the Sherman Fairchild Foundation. Mr. Kaufman provides consulting services to the Company on an as needed basis.

WILLIAM J. HICKEY - Mr. Hickey, 66, has been a director since November 1999, and Secretary since December 2001. Prior to joining the Company, he was a director, secretary, and legal advisor to Saba Petroleum. Earlier, he was a Vice
President, and General Counsel to Litton Industries Inc. and Consolidated Freightways Inc. In addition, he has been a Division Legal Counsel to General Electric Company. Mr. Hickey received his Doctorate in Law from Cornell University and attended the Harvard Business School's Executive Management Program.

PAUL L. HAYES - Mr. Hayes, 66, has been a director since July 2000. He has over twenty years experience in the securities industry. He has been an investment banker, analyst and research director. His undergraduate degree is a B.S. in Petroleum Engineering from Oklahoma University and his graduate degree is an M.B.A from Harvard University.

Other than Faisal Chaudhary, who is the son of Ilyas Chaudhary, there are no family relationships between any Director or Executive Officer of the Company.

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


The following table sets forth each executive officer of the Company, with his respective compensation arrangement.

                                              EXECUTIVE           OTHER
EXECUTIVE            SALARY        BONUS     EQUITIES (1)        BENEFITS
---------            ------        -----    ------------        ---------
Ilyas Chaudhary    $273,000      $137,500    1,930,000       Medical/Vehicle

(1) Represents issuance of options in the year 2001 to acquire Common Stock at an exercise price of $1.00 per share.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of the Company's $.001 par value Common Stock owned beneficially, as of April 2, 2003, by any person, who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director of the Company, and by all Directors and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

NAME AND ADDRESS OF             AMOUNT OF BENEFICIAL               PERCENTAGE OF
BENEFICIAL OWNER                     OWNERSHIP                         CLASS
------------------              --------------------               ------------
Bushra Chaudhary (1)
10441 Villa del Cerro
Santa Ana, CA  92805                  2,915,079                        15.1%

Ilyas Chaudhary (2)
10441 Villa del Cerro
Santa Ana, CA  92805                  1,780,885                         9.2%

Danyal Chaudhary Foundation (3)
2922 E. Chapman Ave.
Suite #202
Orange, CA  92869                     5,370,000                        27.9%

Faisal Chaudhary (4)
5401 Signac Court
Chino Hills, CA  91709                2,452,425                        12.7%

Dennis R. Staal
568 Ridgeview Road
Chadron, NE 69337                       133,048                         0.7%


William J. Hickey
505 Saturmino Drive
Palm Springs, CA  92262                       0                           0%

Paul L. Hayes Jr.
209 Middle Ridge Road
Stratton Mountain, VT  05155                  0                           0%

Irwin Kaufman
8224 Paseo Vista Drive
Las Vegas, NV  89128                     52,500                         0.3%

All Executive Officers
And Directors as a Group              4,897,858                        25.4%
(7 persons)


-----------
(1) Represents 2,915,079 restricted Common Shares held by Bushra Chaudhary, the wife of the CEO and Chairman of the Company, who claims no beneficial ownership of these shares.

(2) Consists of 16,100 controlled Common Shares held directly by Mr. Chaudhary, and 1,764,785 restricted shares of the Company held by Sedco, Inc., a private holding companyof which Mr. Chaudhary is Chairman of the Board, Chief Executive Officer and beneficially owns 100% of Sedco, Inc.'s outstanding stock.

(3) Represents 5,370,000 restricted Common Shares held by the Danyal Chaudhary Foundation, a California non-profit organization in which the trustees are Bushra Chaudhary, Faisal Chaudhary, Arshad M. Faroog and Ilyas Chaudhary, who claims no beneficial ownership of these shares.

(4) Represents 1,452,079 restricted Common Shares held by Faisal Chaudhary and 1,000,346 shares in the name of Aamna Chaudhary, Faisal's sister, the adult son and daughter of the CEO of the Company, who claims no beneficial ownership of these shares.

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

TRANSACTIONS INVOLVING THE COMPANY'S OFFICERS AND DIRECTORS

Year Ended December 31, 2002

The Company had several transactions with its Chief Executive Officer, Ilyas Chaudhary and Sedco, Inc., a private company controlled by Mr. Chaudhary ("affiliates"). The Company distributed oil revenue in the amount of $6,400, net of taxes and expenses, to affiliates for their participation in an oil producing property operated by the Company. The Company received cash advances in the total amount of $650,600 from affiliates. The Company paid expenses in the amount of $8,600 in behalf of affiliates, and was charged a total of $467,200 for expenditures made by affiliates in behalf of the Company. The Company accrued compensation expense in the amount of $175,000 due affiliates in accordance with the Chief Executive Officer's employment agreement. The Company made cash advances in the total amount of $1,209,000 to affiliates that included repayment of cash advances received during the year, settlement of expenditures made by the respective parties during the year in behalf of each other, and payment of accrued compensation. The Company sold approximately 7.8% of its working interest ownership in a producing oil and gas property to affiliates for consideration in the total amount of $88,800. A bonus to the Chief Executive Officer in the amount of $137,500 was accrued in partial settlement of amounts due from affiliates at December 31, 2002. At December 31, 2002, the Company was owed $22,800 by affiliates.

In January 2002, the Company closed on the sale of its joint venture participation in the office building that it occupied in Denver, Colorado, realizing proceeds in the amount of $140,000. No gain or loss was recorded from the sale as the Company had previously adjusted its carrying value in the joint venture to equal the anticipated proceeds.

The Company has a note payable to a director and former officer in the amount of $129,000 for services provided and expenses incurred while the individual was an officer of the Company. Terms of the promissory note provide for monthly payments in the amount of $4,000, with a scheduled maturity date of June 30, 2005.


Year Ended December 31, 2001

In April 2001, Capco acquired Enterprises from Industries. Ilyas Chaudhary, CEO and a Director of the Company, was a director of Industries. Dennis R. Staal, CFO and a Director of the Company, and Irwin Kaufman, a Director of the Company, were also directors of Industries.

At the date of acquisition, Enterprises' accounts included balances due from two related parties in the total amount of $544,807. During the period subsequent to acquisition, the Company recorded charges to these accounts in the amount of $333,252, which included interest income accruals of $143,000 and service billings in the amount of $135,776. The Company received cash reimbursements in the total amount of $419,213, resulting in a balance due from the two related parties in the total amount of $458,846.

The Company had several transactions with its Chief Executive Officer, Ilyas Chaudhary, and Sedco, Inc., a private company controlled by Mr. Chaudhary ("affiliates"). The Company acquired for cancellation 640,217 shares of Common Stock from affiliates in exchange for an oil and gas property interest at a cost basis of $50,000, and for 51,600 shares of marketable securities owned by the Company with a market value of $672,000, less indebtedness in the amount of $127,000 related to the marketable securities. The Company received cash advances in the total amount of $435,220 from affiliates. The Company paid expenses in the amount of $1,378 in behalf of affiliates, and was charged a total of $17,458 for expenses by affiliates. The Company accrued compensation expense in the amount of $125,000 due affiliates in accordance with the Chief Executive Officer's employment agreement, and accrued oil and gas revenue in the amount of $29,337 due affiliates for their participation in oil and gas properties operated by the Company. The Company made cash advances in the total amount of $792,320 to affiliates that included payment of a $40,000 balance due affiliates at the beginning of the year, repayment of cash advances received during the year, settlement of expenses paid by the respective parties during the year, and payment of accrued compensation and oil and gas revenue.
At December 31, 2002, the Company was owed $146,683 by affiliates.

The Company made cash advances in the total amount of $135,000, and charged expenses in the total amount of $7,951, to Meteor Stores, Inc ("Stores"). At August 1, 2001, the Company was owed a total of $197,392 by Stores. Effective that date, the Company entered into an agreement with Stores (see Note 2 to the Financial Statements), which resulted in a $99,000 reduction in the amount due to the Company. At December 31, 2001, the Company was owed $98,650 by Stores, which amount has been fully reserved as collection of the outstanding balance is considered to be doubtful.

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

The Company incurred interest expense in the total amount of $47,000 on two promissory notes payable to Industries. In April 2001, the indebtedness to Industries in the total amount of $1,755,000, consisting of loan principal and accrued interest, was cancelled in connection with the Company's acquisition of Enterprises from Industries.

The Company owns a 49.5% equity interest in Meteor Office LLC ("Meteor Office"). Meteor Office is a 50% partner in a joint venture that owns and operates the building in which the Company's Denver office is located. The Company incurred rental expense in the amount of $80,000 during the year ended December 31, 2001. The Company sold the equity interest in Meteor Office in January 2002.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report:

     (1) The following Financial Statements are filed as part of this Report:

                                                                   Page
                                                                   ----
      Independent Auditors' Report, April 9, 2003                  F-1

      Consolidated Balance Sheet, December 31, 2002                F-2 - F-3

      Consolidated Statements of Operations and Comprehensive
       Loss for the years ended December 31, 2002 and 2001         F-4 - F-5

      Consolidated Statements of Changes in Stockholders'
       Equity for the years ended December 31, 2002 and 2001       F-6 - F-7

      Consolidated Statements of Cash Flows for the years
       ended December 31, 2002 and 2001                            F-8 - F-12

      Notes to Consolidated Financial Statements                   F-13 - F-40

      Supplemental Information About Oil and Gas Producing
       Activities (unaudited)                                      F-41 - F-44


     (2) Exhibits

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

10.1     1999 Incentive Equity Plan    (incorporated by reference to the
                                        Company's definitive proxy statement
                                        filed December 2, 1999)

10.2     Stock Exchange  Agreement     (incorporated  by reference to the
          between the Company and       Company's Form 10-KSB for the year
          Sedco related to Capco        ended December 31, 1999, filed
          Resource Corporation          November 2, 2000

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

10.8      Stock  Purchase  Agreement,  (incorporated  by reference to Form 8-K
           dated January 30, 2001,     of Meteor Industries,  Inc. dated
           and between Capco Energy,   February 13, 2001, SEC File No. 0-27698)
           Inc. and Meteor Industries,
           Inc.

10.9     First Amendment to Stock      (incorporated by reference to the
          Purchase Agreement dated      Company's Form 8-K filed May 7, 2001)
          April 27, 2001, by and
          between Capco Energy, Inc.
          and Meteor Industries, Inc.

Exhibit
Number          Description                           Location
-------   --------------------------   ------------------------------------
10.10    Agreement by and among New    Filed herewith electronically
          Mexico Marketing, Inc.,
          Meteor Marketing, Inc.,
          Graves Oil & Butane Co.,
          Inc., and the Sole
          Shareholder of Graves
          Oil & Butane Co., Inc.

21.      List of Subsidiaries          Filed herewith electronically

23.1     Consent of Stonefield         Filed herewith electronically
          Josephson, Inc.

99.1     Certification of Chief        Filed herewith electronically
          Executive Officer pursuant
          to 18 U.S.C. section 1350,
          as adopted pursuant to
          section 906 of the Sarbanes-
          Oxley Act of 2002

99.2     Certification of Chief        Filed herewith electronically
          Financial Officer pursuant
          to 18 U.S.C. section 1350,
          as adopted pursuant to
          section 906 of the Sarbanes-
          Oxley Act of 2002


(b) Reports on Form 8-K

         None

ITEM 14.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

Based on an evaluation carried out under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are to the best of their knowledge, effective.

(b)      Changes in internal controls

Subsequent to the date of this evaluation, the Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPCO ENERGY, INC.

                                       /s/ Ilyas Chaudhary
Dated: April 23, 2003              By  ---------------------------
                                       Ilyas Chaudhary, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                       /s/ Ilyas Chaudhary
Dated: April 23, 2003              By  ---------------------------
                                       Ilyas Chaudhary, President
                                        and Director


                                       /s/ Bernie Babtkis
Dated: April 23, 2003              By  ---------------------------
                                       Bernie Babtkis, Chief Financial
                                        Officer


                                       /s/ Dennis R. Staal
Dated: April 23, 2003              By  ---------------------------
                                       Dennis R. Staal, Director


                                       /s/ Irwin Kaufman
Dated: April 23, 2003              By  ---------------------------
                                       Irwin Kaufman, Director



                                       /s/ William J. Hickey
Dated: April 23, 2003              By  --------------------------
                                       William J. Hickey, Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ilyas Chaudhary, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Capco Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

                                 /s/ Ilyas Chaudhary
                              -----------------------
                                 Ilyas Chaudhary
                             Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bernie Babtkis, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Capco Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 23, 2003

                                /s/ Bernie Babtkis
                             -----------------------
                                  Bernie Babtkis
                             Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Capco Energy, Inc.
Denver, Colorado

We have audited the consolidated balance sheet of Capco Energy, Inc. (a Colorado corporation) and subsidiaries, as of December 31, 2002 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capco Energy, Inc. and subsidiaries, as of December 31, 2002, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses and negative cash flows from operations, and has negative working capital as of December 31, 2002. The Company is party to certain lending agreements either as obligor or guarantor, for which the Company is either in default or in violation of debt covenants, and the lender has not provided a waiver. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.
------------------------------
Stonefield Josephson, Inc.


Santa Monica, California
April 9, 2003

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                       $      2
  Investment in equity securities - marketable                    122
  Accounts receivable-trade, net of
    allowance of $48                                               76
  Accounts receivable, related parties                             24
  Deferred tax asset                                               51
  Other current assets                                             47
                                                              -------

     Total Current Assets                                         322


Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $1,000         5,410

Other Assets:
  Assets held for sale (note 6)                                19,873
  Land                                                            214
  Other property and equipment, less accumulated
    depreciation of $52                                             5
  Deferred tax asset                                              123
  Other assets                                                    112
                                                              -------


                       Total Assets                          $ 26,059
                                                              =======





    Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                              DECEMBER 31, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


Current Liabilities:
  Accounts payable, trade                                    $    840
  Current maturities, long-term debt, including a
   related party                                                1,334
  Accrued expenses                                                390
  Dividend payable                                                 27
                                                              -------
     Total Current Liabilities                                  2,591
                                                              -------
Non-current Liabilities:
  Long term debt, less current maturities                          89

  Deferred tax liability                                          174
                                                              -------
     Total Non-current Liabilities                                263
                                                              -------

Liabilities attributable to assets held for sale (note 6)      17,532

Deferred gain attributable to business under contract
  for sale, net of taxes (note 7)                                 181

Minority Interest in Consolidated Subsidiary                      359
                                                              -------

     Total Liabilities                                         20,926
                                                              -------

Commitments and Contingencies (Note 9)                             --

Stockholders' Equity:
Preferred stock, $1.00 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                 293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,574,554 shares issued                                         19
Additional paid in capital                                      1,290
Treasury stock, 298,927 shares, at cost                          (124)
Cumulative other comprehensive income                              (5)
Retained earnings                                               3,660
                                                              -------
     Total Stockholders' Equity                                 5,133
                                                              -------
     Total Liabilities and
     Stockholders' Equity                                    $ 26,059
                                                              =======

    Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the Years ended December 31, 2002 and 2001
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)

                                                  2002          2001
                                                --------      --------
                                                             (restated)

Sales                                           $  1,345      $  1,592
Cost of sales                                        734           873
                                                 -------       -------
     Gross profit                                    611           719
                                                 -------       -------

Selling, general and administrative expenses       1,526         1,849
Depreciation, depletion and amortization             207           382
                                                 -------       -------
     Total operating expenses                      1,733         2,231
                                                 -------       -------
     Loss from operations                         (1,122)       (1,512)

Other Income (Expenses):
  Interest income                                      5            --
  Interest expense                                  (280)         (441)
  Gain on sales of investments-
     marketable securities                            30         6,454
  Holding losses-marketable securities              (114)         (540)
  Gain on sale of oil and gas property               321            --
  Loss on sale of property and equipment              (2)           --
  Equity loss from operations of investments          --           (82)
  Loss on acquisitions of minority interest         (107)           --
  Other                                               --             9
                                                 -------        ------
     (Loss) income from continuing operations
       before taxes and minority interest         (1,269)        3,888

Provision for income taxes                            --            --
Minority interest in (income) loss of
     consolidated subsidiary                        (113)           73
                                                 -------       -------
     (Loss) income from continuing operations     (1,382)        3,961

Discontinued operations: (note 6)

Loss from operations of business transferred
  under contractual obligation during
  the year 2002 (net of applicable income tax
  benefit of $ -0-)                                 (356)         (428)

(Loss) income from operations of business held
  for sale at December 31, 2002 (net of
  applicable income tax benefit of $ -0-)            (89)          181

Continued on Next Page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the Years ended December 31, 2002 and 2001
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                  2002          2001
                                                --------      --------
                                                             (restated)

Loss on disposal of operations held for sale
  at December 31, 2002 (net of applicable
  income tax benefit of $ -0-)                       (25)           --
                                                 -------       -------


Net (loss) income                                 (1,852)        3,714
                                                 -------       -------
Other comprehensive income (loss)-net of tax
  Foreign currency translation adjustment             (1)            4
Unrecognized (loss) gain from investments-
    marketable securities                           (791)       (7,727)
                                                 -------       -------
                                                    (792)       (7,723)
                                                 -------       -------

Less:  minority interest in comprehensive
  loss of consolidated subsidiary                     --           355
                                                 -------       -------

Comprehensive loss                              $ (2,644)     $ (3,654)
                                                 =======       =======


Earnings per share, basic and diluted:
 (Loss) income from continuing operations       $  (0.08)     $   0.20
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                         (0.02)        (0.01)
  Loss on disposal of discontinued
    operations                                        --            --
                                                 -------       -------

  Net (loss) income                             $  (0.10)     $   0.19
                                                 =======       =======
Weighted average common share
  and common share equivalents
  Basic and diluted                           19,275,380    19,229,779
                                              ==========    ==========



 Accompanying  notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001
                            (As restated-see Note 1)
                             (Dollars in Thousands)
                                                                                                              Accumulated
                    Preferred Stock   Common Stock        Additional  Cumulative    Cumulative    Treasury   Deficit/
                    ---------------  ---------------       Paid-In    Translation  Unrecognized     Stock    Retained
                    Shares   Amount   Shares      Amount   Capital    Adjustment      Gains                  Earnings     Total
                    -------  ------  ----------   ------   ---------  ----------    ----------   ---------  ----------   --------
Balance
December 31, 2000   292,947  $  293  19,860,068   $   20   $   1,135    $      1     $   8,519   $     -     $  1,798    $11,966

Restatement               -       -           -        -         365          (9)         (356)        -            -          -
                    -------  ------  ----------   ------   ---------  ----------    ----------   ---------  ----------   --------
Balance as
restated at
December 31, 2000   292,947     293  19,860,068       20       1,700          (8)        8,163         -        1,798     11,966

Treasury stock            -       -           -        -           -           -             -       (74)           -        (74)
acquisitions

Shares issued in
exchange for services     -       -     217,500        -         150           -             -         17           -        167

Cancellation of
shares purchased          -       -    (136,917)       -        (128           -             -         -            -       (128)
with cash

Cancellation of
shares received in        -       -    (668,517)      (1)       (603           -             -         -            -       (604)
exchange for property
and investments

Shares issued
in exchange for           -       -      34,440        -          25           -             -         -            -         25
investment and
cancellation of debt

Cumulative translation
adjustment as restated    -       -           -        -           -           4             -         -            -          4

Cumulative
unrecognized gains,       -       -           -        -           -           -        (7,372)        -            -     (7,372)
as restated

Net income                                                                                                      3,714      3,714

Balance as
restated at         -------  ------  ----------   ------   ---------    --------     ---------    -------   ---------    -------
December 31, 2001   292,947     293  19,306,574       19       1,144          (4)          791        (57)      5,512      7,698
                    -------  ------  ----------   ------   ---------    --------     ---------    -------   ---------    -------

Continued on next page
Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001
                            (As restated-see Note 1)
                             (Dollars in Thousands)


                                                                                                            Accumulated
                    Preferred Stock   Common Stock        Additional  Cumulative    Cumulative    Treasury   Deficit/
                    ---------------  ---------------       Paid-In    Translation  Unrecognized     Stock    Retained
                    Shares   Amount   Shares      Amount   Capital    Adjustment      Gains                  Earnings     Total
                    -------  ------  ----------   ------   ---------  ----------    ----------   ---------  ----------   --------
Balance as
restated at
December 31, 2001   292,947     293  19,306,574       19       1,144          (4)          791        (57)      5,512      7,698
                    -------  ------  ----------   ------   ---------    --------     ---------    -------   ---------    -------

Treasury stock            -       -           -        -          (2)          -             -        (97)          -        (99)
(acquisitions)

Shares issued
in exchange for
cash                                      5,000        -           5           -             -          -           -          5

Shares issued
in exchange               -       -           -        -           -           -             -          9           -          9
for services

Shares issued in
settlement of
liability                -        -           -        -           -           -             -         18           -         18

Shares issued
in exchange for           -       -     262,980        -         143           -             -          3           -        146
investment

Cumulative
translation               -       -           -        -           -          (1)            -          -           -         (1)
adjustment

Cumulative
unrecognized              -       -           -        -           -           -          (791)         -           -       (791)
gains (losses)

Net loss                                                                                                     (  1,852)    (1,852)
                    -------  ------  ----------   ------   ---------  ----------    ----------   ---------  ----------   --------
Balance at
December 31,
2002                292,947  $  293  19,574,554   $   19   $   1,290    $     (5)    $       -    $  (124)  $   3,660    $ 5,133
                    -------  ------  ----------   ------   ---------    --------     ---------    -------   ---------    -------

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2002 and 2001
                              (Dollars in Thousands)
                                                          2002           2001
                                                      -----------    ----------
   Cash Flows From Continuing Operating Activities:
     Net (loss) income                               $    (1,852)    $   3,714
     Adjustments to reconcile net (loss) income
      to net cash used in operating activities
        Net loss from discontinued operations                445           247
        Loss on disposal of discontinued operations           25            --
        Depreciation, depletion and amortization             207           382
        Gain on sale of oil and gas property                (321)           --
        Loss on sale of property and equipment                 2            --
        Gain on sales of investments-marketable
          securities                                         (30)       (6,454)
        Holding losses - marketable securities               114           540
        Equity loss from operations of investments            --            82
        Minority interest in income (loss) of
          consolidated subsidiary                            113           (73)
        Compensation cost resulting from sale of
          interest in oil and gas property                    45            --
        Compensation cost resulting from settlement
           of related party balances                         138            --
        Compensation cost of Common Stock/Treasury
           Stock issued                                        9           167
        Loss on acquisitions of minority interest            107            --
        Increase (decrease) in deferred tax asset           (112)        2,405
       (Increase) decrease in deferred tax liability         112        (2,405)

      Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                            257           (26)
        Other current assets                                 (47)           --
        Other assets                                         (79)         (167)
       Increase (decrease) in liabilities:
        Accounts payable                                     (74)          362
        Accrued expenses                                    (219)           15
                                                          -------       -------
   Net cash used in continuing operating activities        (1,160)       (1,211)
                                                          -------       -------

   Cash Flows From Discontinued Operating Activities:
     Net loss                                               (470)         (247)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation, depletion and amortization             859         1,249
        Loss on sale of property, plant and
          equipment                                          140           (29)
        Gain on sale of equity investment                   (906)           --
        Equity loss from operations of investments            --           (35)
        Other                                                 85           (28)
        Decrease (increase) in deferred tax asset             49          (217)
       (Decrease) increase in deferred tax liability         (49)          217

Continued on Next Page
Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2002 and 2001
                              (Dollars in Thousands)
                                    (continued)
                                                          2002           2001
                                                      -----------    ----------
     Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                            721         3,994
        Inventory                                           (153)          718
        Other current assets                                 230           126
        Other assets                                          20           (74)
       Increase (decrease) in liabilities:
        Accounts payable                                     340        (2,189)
        Accrued expenses                                    (716)          (70)
        Taxes payable                                         17           (90)
        Accrued environmental expenses-noncurrent            (51)           --
                                                         -------       -------
   Net cash provided by discontinued
       operating activities                                  116         3,325
                                                         -------       -------
   Net cash (used in) provided by all operating
       activities                                         (1,044)        2,114
                                                         -------       -------
  Cash Flows From Continuing Investing Activities:
     Cash applicable to assets held for sale                 (20)           --
     Acquisition of subsidiary                                --        (4,778)
     Net (advances) repayments with related parties          519           283
     Proceeds from sale of oil and gas property            1,115            --
     Proceeds from sale of property and equipment              4            --
     Capital expenditures for oil and gas property          (834)       (1,497)
     Purchase of property and equipment                       --           (12)
     Proceeds from sale of marketable securities           2,164         9,006
     Purchase of marketable securities                      (504)         (821)
     Notes receivable loans                                 (103)           --
                                                         -------       -------
   Net cash provided by continuing
      investing activities                                 2,341         2,181
                                                         -------       -------
Cash Flows From Discontinued Investing Activities:
     Cash provided with acquisition of subsidiary             --           449
     Net (advances) repayments with related parties         (198)         (110)
     Cash proceeds from sale of equity investment            850            --
     Cash proceeds from sale of property                      --           226
     Purchase of property and equipment                     (479)         (400)
     Decrease in investment in closely held business          16            --
     Investments in equity securities-equity method           --             9
     Notes receivable loans                                  (30)          (25)
     Notes receivable payments                               178            --
                                                         -------       -------
   Net cash provided by discontinued
      investing activities                                   337           149
                                                         -------       -------
   Net cash provided by all investing activities           2,678         2,330
                                                         -------       -------
Continued on Next Page
Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2002 and 2001
                              (Dollars in Thousands)
                                    (continued)

                                                         2002           2001
                                                      ----------     ----------
 Cash Flows From Continuing Financing Activities:

     Proceeds from long-term debt                           717          4,655
     Payment on long term debt                           (1,916)        (5,742)
     Sale of Common Stock and exercise of options             5             --
     Purchase of Common Stock                              (100)          (202)
                                                        -------        -------
   Net cash used in continuing
      financing activities                               (1,294)        (1,289)
                                                        -------        -------
Cash Flows from Discontinued Financing Activities:
     Net advances (payments) on revolver                    932         (3,026)
     Decrease in book overdraft                            (352)          (518)
     Proceeds from long-term debt                            29             --
     Payment on long term debt                           (1,280)          (942)
     Increase in restricted cash                            143          1,107
                                                        -------        -------
   Net cash used in discontinued
      financing activities                                 (528)        (3,379)
                                                        -------        -------
   Net cash used in all financing activities             (1,822)        (4,668)
                                                        -------        -------

   Net decrease in cash                                    (188)          (224)
   Cash, beginning of period                                190            414
                                                        -------        -------
   Cash, end of period                                $       2      $     190
                                                        =======        =======

Supplemental disclosure of cash flow information for continuing operations:

Interest paid                                         $     415      $     466
                                                        =======        =======
Taxes paid                                            $      --      $      --
                                                        =======        =======

Supplemental disclosure of cash flow information for discontinued operations:

Interest paid                                         $     794      $     786
                                                        =======        =======
Taxes paid                                            $      --      $      --
                                                        =======        =======

Continued on Next Page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2002 and 2001
                              (Dollars in Thousands)
                                   (continued)

                                                         2002           2001
                                                      ----------     ----------

Supplemental disclosure of non-cash financing and investing activities for continuing operations:

Marketable securities reduced for sales and
  carrying value adjustments                           $   2,162      $   8,269
                                                         =======        =======
Marketable securities reduced for shares used
  as consideration for acquisition                     $      --      $     170
                                                         =======        =======
Marketable securities increased for elimination
  of investment in closely held business due to
  business combination of investee                     $      --      $   1,920
                                                         =======        =======

Note receivable exchanged for marketable securities    $     103      $      --
                                                         =======        =======
Long-term debt and accrued interest
  reduced in connection with acquisition               $      --      $   1,755
                                                         =======        =======
Long-term debt reduced for property
   sold/exchanged                                      $   1,399      $     127
                                                         =======        =======
Long-term debt issued in connection with
   acquisition                                         $      --      $     500
                                                         =======        =======
Common Stock issued upon conversion of long-term
  debt and investment                                  $      --      $      25
                                                         =======        =======

Common Stock retired in exchange for assets            $      --      $     604
                                                         =======        =======
Long-term debt issued in connection with
  acquisition of accounts receivable and property      $   1,328      $      --
                                                         =======        =======

Long term debt issued for accounts payable             $     129      $      --
                                                         =======        =======
Common Stock issued for acquisition of
  minority interests                                   $     145      $      11
                                                         =======        =======

Treasury Stock issued in settlement of liability       $      18      $      --
                                                         =======        =======

Continued on next page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2002 and 2001
                              (Dollars in Thousands)
                                   (continued)


                                                         2002           2001
                                                      ----------     ----------

Supplemental disclosure of non-cash financing and investing activities for discontinued operations:


Notes receivable and other assets received as
 proceeds in connection with sale of property,
  plant and equipment                                 $      --      $     113
                                                        =======        =======

Account receivable converted to note receivable       $      31      $      --
                                                        =======        =======

Net assets acquired in settlement of affiliate
  receivable                                          $      --      $      19
                                                        =======        =======
Long-term debt issued for the acquisition of
  land, equipment and investment in closely
  held business                                       $      --      $   1,675
                                                        =======        =======
Long-term debt reduced for property
  sold/exchanged                                      $      86      $     127
                                                        =======        =======

Equipment additions funded with long-term debt        $      87      $      --
                                                        =======        =======
Disposition of businesses sold under contract,
  less cash received                                  $   1,672      $      --
                                                        =======        =======




Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2002

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production of and the sale of oil, gas and natural gas liquids. The Company's production activities are located principally in the United States of America. Foreign operations are not significant to either consolidated financial position or consolidated results of operations. The principal executive offices of the Company are located at 1401 Blake Street, Suite 200, Denver, Colorado. The Company was incorporated as Alfa Resources, Inc., a Colorado corporation, on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, the Company has had recurring losses and negative cash flows from operations, and negative working capital as of December 31, 2002. The Company is party to certain lending agreements either as obligor or guarantor, for which the Company is either in default or in violation of debt covenants, and the lender has not provided a waiver. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The Company has already taken steps to improve its operating income and satisfy its working capital requirements.

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002 are providing positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow is being used to retire indebtedness that was incurred when the property was acquired. From the time that the property was acquired in June 2002 to December 31, 2002, the acquisition debt was reduced by approximately $400,000, to a balance of $592,000 at December 31, 2002. It is anticipated that the remaining indebtedness will be paid in full during the third quarter of year 2003, after which the net cash flow will be paid to the Company.

2. In November 2002, the Company's wholly-owned oil and gas production subsidiary, Jovian Energy, Inc., filed an initial registration statement for the purpose of registering for sale 20% of that company's equity securities in a public offering, on a best-efforts, all-or-none basis. It is anticipated that the net proceeds from the offering, after reduction for offering expenses, will approximate $2.9 million, of which approximately $370,000 will be used for working capital. The balance of the proceeds will be utilized for acquisitions and workover attempts on existing properties, expenditures designed to increase proved reserves and cash flow. It is expected that the offering will close during the second quarter of year 2003.

3. In October 2002, the Company's board of directors authorized management to pursue a plan that would result in the divestiture of its petroleum products marketing and convenience store operation segments, operations that have been reported as discontinued operations in the accompanying financial statements.

4. In December 2002, an agreement was reached for the sale of principally all of the Company's assets in the state of New Mexico. Consideration for this transaction consisted primarily of the assumption by the buyer of approximately $4.5 million of indebtedness related to the assets.

5. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million, plus other consideration. The Company's board of directors accepted the proposal, subject to the receipt of a fairness opinion. Closing of this transaction is scheduled for May 2003, at which time a total of $1.5 million will have been paid to the Company, with the balance of the purchase price payable within 180 days following closing.

In addition to the transactions described above, the Company is also considering the availability of equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.

Management believes that an increase in cash flow from (1) existing properties, and (2) properties to be acquired during the year 2003, coupled with proceeds from the sales of equity securities and the business segments designated for divestiture, will enable the Company to meet its working capital requirements.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and it's wholly and majority owned subsidiaries. Accordingly, all references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's significant subsidiaries include Jovian Energy, Inc. ("Jovian"), formerly named Capco Resource Corporation, and its subsidiaries, Capco Asset Management, Inc. ("CAM") and Capco Resources Ltd. ("CRL"). Effective January 1, 2003, the Company agreed to sell Meteor Enterprises, Inc. ("Enterprises"), including all of that company's subsidiaries. Significant subsidiaries of Enterprises include Meteor Marketing, Inc. ("Marketing"), and Graves Oil & Butane Co., Inc. ("Graves"). The results of operations of Enterprises for the two-year period ended December 31, 2002, are reported as discontinued operations.

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

RESTRICTED CASH

Marketing has a revolving bank credit facility, which requires the use of depository accounts from which collected funds are transferred to the lender. The lender then applies these collections to the revolving credit facility. These accounts are controlled by the lender.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Inventories of petroleum products, greases and lubricants, and related products are stated at the first in first out (FIFO) method. Inventories of petroleum products at convenience store locations are stated at average cost. In-store inventories are stated at the FIFO basis.

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

OIL AND GAS PROPERTIES

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2002, the Company conducts oil production operations in the United States of America and Canada. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2002.

At the end of each reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Limitation").

The calculations of the ceiling limitation and provision for depreciation, depletion, and amortization are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

OTHER PROPERTY AND EQUIPMENT

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

REVENUE RECOGNITION

Revenue from product sales is recognized when the products are delivered.

STOCK BASED COMPENSATION

The Company accounts for employee stock options in accordance with APB No. 25 "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

In 2002, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2002 and 2001, the Company had other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classified as available-for-sale.

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding at December 31, 2002 and 2001 would have increased for 3,241,000 and 1,659,000 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The options did not have a dilutive effect for the periods presented as the market price of the Company's Common Stock exceeded the respective exercise prices of the options. Under the treasury method of calculating the additional shares outstanding , the effect would have been antidilutive.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. Adoption of SFAS No. 142 did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Adoption of this statement did not have a material impact to the Company's financial position or results of operations.

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

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

RESTATEMENT

As of March 31, 2000, a change was made to the Company's reporting of the components of comprehensive income (loss) (cumulative foreign currency translation adjustment and cumulative unrecognized gains from marketable securities) to reflect participation of minority interest holders, wherever applicable, in the components of comprehensive income (loss). The change had no effect on net income, or earnings per share, as previously reported for the year ended December 31, 2001. The effect of the restatement to balance sheet accounts at December 31, 2001, and the statement of comprehensive loss for the year ended December 31, 2001, is as follows (in thousands):

                                            As Previously
                                               Reported           As Restated
                                            -------------         -----------
       December 31, 2001:
       Minority Interest in Consolidated
         Subsidiary                            $   641              $   284
       Additional Paid-In Capital              $   778              $ 1,144
       Cumulative Foreign Currency
         Translation Adjustment                $     5              $    (4)
       Comprehensive Loss                      $(4,010)             $(3,654)

RECLASSIFICATION

Certain amounts have been reclassified in the prior year to be consistent with the classification as of December 31, 2002.


2. BUSINESS COMBINATION, ACQUISITION AND DIVESTITURES:

The Company had the following acquisitions and divestments during the year ended December 31, 2002:

MARKETABLE SECURITIES

In May 2002, the Company assigned 832,600 shares (approximately 52%) of its equity interests in Chaparral Resources, Inc. to a lender in payment of $1.4 million due to the lender. The Company recorded a gain in the amount of $142,000 on this transaction.

In June 2002, the Company sold an additional 278,100 shares of its equity interests in Chaparral Resources, Inc. to provide funding for the acquisition of a producing oil and gas property. The Company recorded a gain in the amount of $156,000 from the sale.

During the year 2002, the Company sold other marketable securities that, in the aggregate, resulted in realized losses in the amount of $268,000. In addition, the Company reported holding losses in the amount of $114,000 due to declines in the carrying value of marketable securities.

OIL AND GAS PROPERTIES

In May 2002, the Company reduced its working interest in the Caplen Field in Texas from 68% to 58%, realizing proceeds in the amount of $80,000 from the divestiture. No gain or loss was recorded on the disposition as the proceeds were credited to the United States cost center.

In May 2002, the Company closed on the sale of its interest in producing oil properties located in Kansas, realizing sales proceeds in the amount of $1.1 million. Approximately $722,000 of the sales proceeds was used to repay long-term debt and the balance was used for working capital. The Company recorded a gain in the amount of $301,000 on this transaction.

In June 2002, the Company closed on an acquisition of producing oil and gas properties located in the state of Michigan and related accounts receivable at a total cost of $1.7 million. Approximately $439,000 of the acquisition cost was allocated to accounts receivable, and the remainder, $1.3 million, was allocated to producing oil and gas property. Funding for the acquisition consisted of cash payments in the total amount of $399,000, and the assumption of seller-provided financing in the amount of $1.3 million, payable to the operator of the property.

In December 2002, the Company closed on the acquisition of producing oil and gas properties located in the state of Louisiana at a total cost of $75,000. In connection with the acquisition, the Company borrowed $100,000 for a period of six months from a third party.

OTHER

In April 2002, the Company closed on the sale of its 61% equity interest in Rocky Mountain Propane, LLC ("Propane") that was owned by Marketing. The sales price of $2.8 million was paid in $850,000 cash, $1.85 million of 12.5% preferred membership interests, redeemable in five years, and $50,000 in a promissory note due January 1, 2003. In addition, certain other assets, including property and equipment were assigned to Propane, and Propane assumed $636,000 of long-term indebtedness of the Company. The Company recorded a gain in the amount of $1.6 million from the sale of its investment in Propane.

The Company is a guarantor of a portion of the debt that was assigned to Propane, and the lender has yet to release the Company from the guarantee and execute transfer documents regarding an asset that collateralized the debt. As a result, the Company has included in its balance sheet at December 31, 2002, under the captions "Assets held for sale" and "Liabilities held for sale" the amount of $502,000 to reflect the underlying asset value and outstanding debt balance at December 31, 2002, applicable to this transfer. No portion of the Company's gain was attributable to this transfer.

In May and December 2002, the Company acquired additional equity interests in CRL at a cost of $145,000, increasing its equity ownership from 87.5% to 88.9%. The Company recorded losses in the total amount of $107,000 from the acquisitions due to the excess of acquisition cost over the book value of the acquired equity interests.

Effective November 2002, the Company transferred its ownership of CAM and CRL to Jovian. Jovian has filed a registration statement with the Securities and Exchange Commission and plans to sell $3.5 million in common stock. This will reduce the Company's ownership in Jovian from 100% to approximately 80%.

Effective December 31, 2002, the Company sold its equity ownership in Graves and Capco Monument LLC ("Monument"), business entities that held title to property, plant and equipment in the state of New Mexico, for $10,000 cash and the assumption by the buyer of related indebtedness (see Note 7).

Effective January 1, 2003, the Company has agreed to sell Enterprises for $2.5 million in cash and 4.0 million shares of stock of Network Fueling Corp. ("NFC") which represents about 36% of the total outstanding stock of NFC. The operations of Graves, Monument and Enterprises are considered discontinued operations in the financial statements (see Note 6).


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

In April 2001, the Company purchased Enterprises from Meteor Industries, Inc. ("Industries") for $5.6 million and assumption of certain environmental liabilities and other indemnities. Enterprises owned substantially all of Industries' assets; excluded were 400,000 shares of common stock of Active IQ Technologies, Inc. and certain amounts of cash, which remained in Industries. Also, Enterprises contains all of the liabilities of industries, except those associated with certain costs. The Company's financial statements reflect the operations of Enterprises since April 30, 2001, the date of acquisition, and are included in the reporting for discontinued operations (see Note 6).

The purchase price of $5.6 million was paid in the form of $4.8 million cash, of which the Company borrowed $1.8 million and sold $3.0 million of marketable securities, $300,000 of Industries common stock, and $500,000 in a note payable to the seller. At the time of the acquisition, the Company had $1.8 million of debt due to Enterprises. Upon closing of the acquisition Enterprises relieved the Company of the debt. Capco has treated the cancellation of debt as a reduction in the purchase price, resulting in a net acquisition cost of $3.8 million.

The acquisition of Enterprises was accounted for using the purchase method of accounting and accordingly the total purchase price was allocated on the basis of the fair values of the assets acquired and liabilities assumed. The components of the purchase price and its allocation to the assets and liabilities of Enterprises, are as follows (in thousands):

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

In August 2001, the Company assumed the operations, assets and liabilities of convenience stores located in Colorado and New Mexico that were formerly owned and operated by Meteor Stores, Inc ("Stores"). In connection with this transaction all related party debts owed by Stores to Enterprises were eliminated, the Company's equity interest in Stores was reduced from 45.0% to 22.5%, and the related party balance due to the Company was reduced to $99,000.

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


3. INVESTMENTS IN EQUITY SECURITIES-MARKETABLE SECURITIES

As of December 31, 2002, the Company had marketable securities in common stock of $122,000, which consisted of $49,800 classified as trading and $72,200 classified as available-for-sale. The marketable securities had aggregate unrealized holding losses of $114,000 reflected in the current year's statement of operations, for a cost basis of $236,000. There were no cumulative unrecognized gains or losses as of December 31, 2002.


4. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2002 (in thousands):

         Properties being amortized                           $ 6,398
         Properties not subject to amortization                    12
                                                               ------
              Total                                             6,410
         Accumulated depreciation and depletion                (1,000)
                                                               ------
         Oil and gas properties, net                          $ 5,410
                                                               ======

At December 31, 2002, certain of these assets collateralized a portion of the Company's long-term debt (see Note 8).

Depreciation and depletion expense totaled $188,000 and $363,000 for the years ended December 31, 2002 and 2001, respectively.

5. INVESTMENTS IN EQUITY SECURITIES

EQUITY METHOD

At January 1, 2001, the Company owned 1,139,000 shares (approximately 31.9%) of common stock of Industries. The Company's investment was accounted for using the equity method of accounting. In April 2001, the Company acquired Enterprises, which included substantially all of the operations of Industries (see Note 2). The Company's portion ($78,000) of Industries' operations for the period in the year 2001 prior to the acquisition is reflected in the statement of operations as equity from operations of investments. Enterprises' results of operations since date of acquisition are included in the Company's consolidated financial statements. As a result of the Company's decision to dispose of its distribution of refined petroleum products segment all of Enterprises' operations since date of acquisition are reported as discontinued operations.

At January 1, 2001, the Company owned a 45% equity interest in Stores, a private company that operates convenience stores in New Mexico and Colorado. The investment is accounted for using the equity method of accounting. Effective August 1, 2001, the Company's equity interest in Stores was reduced to 22.5% (see Note 2). No amount of investee earnings (losses) is reflected in the current year's financial statements as the Company had reduced its investment in Stores to zero in the prior year, and the current year's operations by Stores resulted in a loss.

The Company owns a 29.4% equity interest in neoRhino Industries, Inc. ("neoRhino"), formerly Zelcom Industries, a private company involved in Internet applications. At December 31, 2002, the Company's reported equity in neoRhino was $-0-, due to operating losses and an impairment adjustment sustained during prior periods.


6.  ASSETS HELD FOR SALE

In October 2002, the Company's Board of Directors directed management to sell all assets and liabilities of the petroleum marketing operations, including the convenience stores operations. In December 2002, the Company closed on the sale of assets located in the state of New Mexico (see Note 7).

In March 2003, the Company received a proposal from Sedco, Inc. ("Sedco"), a private company owned by Ilyas Chaudhary, the Company's Chief Executive Officer, to acquire Enterprises, except for 4.0 million shares of Enterprises' equity ownership in Network Fueling Corp., at a cash price of $2.5 million, effective January 1, 2003. The cash consideration is to be paid as follows: (1) $0.3 million is to be offset against the Company's liability to Sedco, (2) $1.2 million cash at closing, scheduled for May 6, 2003, and (3) $1.0 million six months after closing. At the closing, Sedco is to deliver 3.0 million shares of the Company's Common Stock as security for the final $1.0 million payment. The Company's Board of Directors has accepted the proposal, subject to the receipt of a fairness opinion. Upon closing of this transaction, the Company will realize a gain of approximately $159,000.

The Company has accounted for this plan to dispose of the petroleum marketing operation by classifying the underlying assets and liabilities on the Balance Sheet as "Assets held for sale" and "Liabilities attributable to assets held for sale". The historical operations of the business operations subject to the planned disposition have been presented in the statements of operations and statements of cash flows as discontinued operations.

Assets and liabilities held for sale at December 31, 2002, consisted of the following (in thousands):

                    Assets:
                    Current assets                        $ 10,471
                    Property, plant and equipment,
                     net of accumulated depreciation         6,917
                     of $1,350
                    Other assets                             2,485
                                                           -------
                    Total assets                          $ 19,873
                                                           =======

                    Liabilities:
                    Current liabilities                   $ 14,436
                    Long term liabilities                    3,096
                                                           -------
                    Total liabilities                     $ 17,532
                                                           =======

Included in current assets are accounts receivable and inventories in the amount of $6.6 million and $3.0 million, respectively, a portion of which collateralize Marketing's revolving credit facility.

Other assets include preferred membership interests in Propane in the amount of $1.1 million, the estimated realizable value of the interests. In October 2002, the Company agreed to sell the membership assets for total consideration of $1.1 million. Closing was scheduled to take place in January 2003 (see Note 16).

Current liabilities include accounts payable and the outstanding debt under the revolving credit facility in the amount of $5.9 million and $6.2 million, respectively. The revolving credit facility has a maximum commitment of $12.5 million and was scheduled to expire on December 31, 2002, but was subsequently extended to May 31, 2003 (see Note 16). The amount available under the revolving credit facility ("borrowing base") is a function of the sum of eligible accounts receivable and inventory as defined by the revolving credit agreement. At December 31, 2002, the borrowing base was approximately $5.9 million; the outstanding loan balance of $6.2 million included an approved $0.3 million over-advance. Advances under the facility are subject to an interest rate of the lender's base rate plus 0.5% (4.25% at December 31, 2002). Additionally, Marketing pays an annual commitment fee of 0.25% of the maximum commitment.

The terms of the revolving credit agreement contain, among other provisions, requirements for maintaining certain net worth, minimum earnings after taxes, minimum debt service coverage, and other financial ratios and specific limits on additional indebtedness, equity financing, liens and merger activity. During 2002, and at December 31, 2002, Marketing was out of compliance with several covenants contained in the agreement. Marketing did not obtain a waiver from the lender for noncompliance at December 31, 2002.

Included in current liabilities and long-term liabilities is term debt in the amount of $2.5 million that requires the following principal payments over the next five years and thereafter (in thousands):

                 Year ending December 31,
                           2003                  $   823
                           2004                      378
                           2005                      296
                           2006                      135
                           2007                      104
                        Thereafter                   761
                                                   -----
                                                 $ 2,497
                                                   =====

Summarized below are the results of discontinued operations for 2002 and 2001, including the operating results of the operations that were sold during the year 2002 (in thousands):
                                              2002                2001
                                             ------              ------
         Sales                             $ 101,117           $  94,252
         Gross profit                         15,764              12,923
         Income (loss) from operations          (974)                336
           Net income (loss) from operations    (445)               (247)
         Loss on disposal                        (25)                 --

7. BUSINESSES UNDER CONTRACT FOR SALE

Effective December 31, 2002, the Company entered into an agreement to sell Graves and Monument, subsidiaries whose assets, consisting principally of land, buildings and equipment, were primarily located in the state of New Mexico, at a sales price of $10,000 cash. The assets of Graves were utilized in the distribution of refined petroleum products. The convenience store business consisted of two store locations that were in operation in Albuquerque and Farmington, New Mexico.

The Company agreed to continue to operate the businesses for a period of time subsequent to the date of sale to allow the buyer time to make separate credit arrangements with lenders and suppliers, and to negotiate for the removal of the Company as the guarantor of a significant portion of the indebtedness assumed by the buyer. Approximately $3.5 million of indebtedness was owed to one lender, and the Company was in default on the indebtedness at the time of sale. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender, but no settlement has been reached at this time. The sales transaction resulted in a gain to the Company in the amount of $181,000; however, due to the significant risk still assumed by the Company in the form of the loan guarantees, the gain has been deferred until such time that the risk has either been significantly reduced or eliminated.

The Company has evaluated the exposure relating to the debt guarantees and has determined that there is sufficient value in the underlying assets so that the Company will not incur a loss from this disposal, and, therefore, has not recorded a provision for any loss contingency.

8. LONG TERM DEBT

Long term debt consisted of the following as of December 31, 2002 (in thousands):

Seller-provided financing, interest at 5.5%, payable from net cash flow from the property, collateralized by producing oil and gas property $ 592

Note payable, interest at 10%, due on
June 20, 2003, collateralized by producing
oil and gas property                                                 100

Note payable to an individual, interest at 9% per
annum, plus an incremental interest rate of 1% for every
$1 that West Texas Intermediate Crude exceeds $21 per barrel payable quarterly, convertible into Common Stock of the
Company at the option of the holder at a conversion rate of
$1.50, with the unpaid principal due in May 2003                      25

Note payable to an individual, interest, payable
monthly, at 19.6% per annum, was due on May 31, 2002                 200

Note payable to a related party, interest at 7%, payable in
monthly installments of $4, due on June 30, 2005                     129

Note payable, interest, payable monthly, at 14.0%, due on
August 1, 2003, collateralized by land and the personal
guaranty of the Company's Chief Executive Officer                    377
                                                                   -----
Total debt                                                         1,423
Less current maturities                                            1,334
                                                                   -----
Long term debt                                                    $   89
                                                                   =====

Interest expense for all corporate borrowings totaled $280,000 and $442,000 for the years ended December 31, 2002 and 2001, respectively.


9. COMMITMENTS AND CONTINGENCIES

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

Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures

The Company maintains insurance coverage that it believes is customary in the industry, although it is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of December 31, 2002, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

LONG-TERM DEBT

The Company is a co-signer on a note for a former 50% owned subsidiary that was sold December 31, 2002. The amount payable on the note at December 31, 2002, is $226,000.

The Company has guaranteed a $1.4 million note payable on the office building in which the Company's offices in Denver, Colorado are located. The principal balance owing on the note at December 31, 2002, is $1.2 million. The Company has evaluated the exposure relating to the guarantee and has determined that there is sufficient value in the underlying asset so that the Company would not incur a loss from its disposal, and, therefore, has not recorded a loss contingency with regard to this guarantee.

See Notes 2, 6 and 7 for disclosure of additional commitments and contingencies.

LAND RENTALS AND OPERATING LEASES

The Company leases office facilities and equipment under operating leases expiring through December 31, 2009, and is obligated to pay land rentals on oil and gas properties through December 31, 2013. As of December 31, 2002, future minimum rental payments required under operating leases are as follows (in thousands):

                      Year Ending               Continuing     Discontinued
                      December 31,              operations      operations
                      -----------               ----------      ----------
                          2003                    $  24          $   567
                          2004                       24              289
                          2005                       24              198
                          2006                       24              133
                          2007                       24               93
                       Thereafter                   119              149
                                                   ----            -----
                                                  $ 239          $ 1,429
                                                   ====            =====

Rental expense charged to continuing operations totaled $155,000 and $73,000 for the years ended December 31, 2002 and 2001, respectively. Rental expense included in discontinued operations totaled $921,000 and $806,000 for the years ended December 31, 2002 and 2001, respectively.

10. EQUITY

PREFERRED STOCK

The Series A Preferred Stock issued by the Company on February 28, 1991, has a par value and liquidation value of $1.00 per share, a cumulative 5% dividend and is redeemable by the Company at 110% of par value. Dividends of $29,000 had been declared as of December 31, 2002, of which $2,000 has been paid and the balance is included in accrued expenses. Unpaid and undeclared dividends amount to $144,000 at December 31, 2002.

COMMON STOCK
For the year ended December 31, 2002, the Company had the following significant equity transactions:


The Company received $5,000 from the sale of 5,000 shares of Common Stock.

The Company issued 266,980 shares of Common Stock, including 4,000 shares from treasury, for equity interests in CRL at a cost basis of $146,000. The Company recorded losses in the total amount of $107,000 from the acquisitions due to the excess of acquisition cost over the book value of the acquired equity interests.

For the year ended December 31, 2001, the Company had the following significant equity transactions:

The Company issued 217,500 shares of Common Stock for consulting services in the amount of $150,000, which approximates the fair market value of the Common Stock on the dates of issuance.

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

TREASURY STOCK

In 2002, the Company paid $99,000 for the acquisition, and retention, of 260,550 shares of Common Stock. The Company issued 40,123 shares from treasury for (1) employee bonuses in the amount of $9,000, (2) a share exchange with a minority shareholder of CRL in the amount of $3,000, and (3) interest on borrowings in the amount of $18,000.

In 2001, the Company paid $74,000 for the acquisition, and retention, of 103,500 shares of Common Stock. Of this amount, 25,000 shares were subsequently reissued for consulting services in the amount of $17,000.


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

A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001 is presented below:

                                    2002                      2001
                             ------------------        -------------------
                                        Weighted                    Weighted
                                        average                     average
                                        exercise                    exercise
                              Shares     price            Shares     price
                            --------- ----------        ---------  ---------
Outstanding
 at beginning of year      2,990,000    $ 0.97            900,000    $ 0.93
Granted at market               -           -                -           -
Granted exceeding
 market                      200,000    $ 0.81          2,370,000    $ 0.97
Exercised                       -       $   -                -           -
Forfeited                   (404,599)   $ 1.00           (280,000)   $ 1.13
                           ---------                    ---------
Outstanding at end
 of year                   2,785,401    $ 0.96          2,990,000    $ 0.97
                           =========     =====          =========     =====
Options exercisable
 at end of year            1,201,401    $ 0.90            541,111    $ 0.93
                           =========     =====          =========     =====

                  Options Outstanding                       Options Exercisable
--------------------------------------------------------   ---------------------
                                    Weighted
                                     average    Weighted                Weighted
 Year      Range of      Number     remaining    average                 average
options    exercise     outstand-  contractual  exercise     Number     exercise
granted    prices          ing        life       price     exercisable   price
-------    --------     ---------  -----------  --------   -----------  --------
 1999   $0.93            100,000    1.0 years    $0.93       100,000      $0.93
 2000   $0.81 to $0.93   405,401    1.6 years    $0.84       388,734      $0.84
 2001   $0.93 to $1.00 2,080,000    5.7 years    $0.99       512,667      $0.98
 2002   $0.81            200,000    2.9 years    $0.81       200,000      $0.81
                       ---------                           ---------
        $0.81 to $1.00 2,785,401    4.8 years    $0.96     1,201,401      $0.90


Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net (loss) income and earnings per share for the years ended December 31, 2002 and 2001, would have been adjusted to the pro forma amounts indicated below:

                                                      2002             2001
                                                    --------         --------
Net (loss) income (in thousands):
                           As reported              $ (1,852)        $ 3,714
                           Pro Forma                $ (1,980)        $ 3,365

Earnings per share-basic and diluted:
                           As reported              $  (0.10)        $  0.19
                           Pro Forma                $  (0.10)        $  0.18

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends; expected lives of 2.9 years for 2002, and ranging from three to five years for 2001; expected volatility of 11.4% and 24.1% for 2002 and 2001, respectively; and risk free rates of return of 3.26% and 3.0% for 2002 and 2001, respectively. The weighted average fair value of those purchase rights granted in 2002 and 2001 was $0.23 and $0.15, respectively.

Non-employee options

In April 2002, the Company issued an option to a media firm to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.81, exercisable for a period of 100 days. The option was issued in exchange for services to distribute corporate information via the internet. Using the Black-Scholes option pricing model, the Company recorded a charge to operations in the amount of $1,000 for the option grant. No portion of the option grant was exercised and the option expired on its terms.

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

Effective November 1, 2001, the Company amended the April 20, 2001, consulting contract with Sayed. The amended contract confirmed the grant of 150,000 shares of Common Stock (which was recorded as an expense of $110,000), an option to acquire 500,000 shares of Common Stock at $0.93 per share expiring March 31, 2002, an option to acquire 600,000 shares of Common Stock at $1.15 per share expiring on June 30, 2002, and as long as the agreement was in force on December 31, 2002, and the previous options had been exercised, an additional option expiring March 31, 2003, to acquire 150,000 shares of Common Stock at $1.75 per share. The fair value of the options is $3,400. The per unit weighted-average fair value of unit options granted was $0.003 at the date of grant using the

Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of 24.1%; and an average expected life of the options ranging from 0.4 to 0.7 years. The weighted average exercise price is $1.05 for the options issued. At December 31, 2001, options to acquire 1,100,000 shares of Common Stock were exercisable at an average exercise price of $1.15. No portion of the option grants were exercised and the options expired on their terms during the year 2002.


11. INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2002 and 2001, are as follows:
                                               2002                    2001
                                               ----                    ----
Current                                       $   -                   $   -
Deferred                                          -                       -
                                               ----                    ----
Total provision                               $   -                   $   -
                                               ====                    ====

The following reconciles the Federal statutory rate to the effective income tax rate for the years ended December 31, 2002 and 2001:

                                               2002                   2001
                                               ----                   ----
Federal income tax rate                        34.0%                 (34.0)%
State income taxes, net of
  federal benefit                               6.0%                 ( 6.0)%
Utilization of NOL carry forward                  -                   40.0 %
Effect of valuation allowance                 (40.0)%                    -
                                               ----                   ----
Effective income tax rate                       0.0 %                  0.0 %
                                               ====                   ====

At December 31, 2002, the Company had net operating loss carry forwards of approximately $5.8 million. The Company anticipates that it will be able to utilize only a portion of the net operating loss carry forwards during the year 2002. Therefore, the Company has established a valuation allowance for the remaining net operating loss carry forwards. The Company realized as a tax benefit in the year 2002 only that amount applicable to the net operating loss carry forwards that were utilized in the year 2002. The valuation allowance for the year ended December 31, 2002, increased by approximately $910,000. The net operating loss carry forwards expire at various dates through the year 2019.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):
                                                  2002                2001
                                                  ----                ----
Deferred tax asset:
Marketable securities, receivables and
  liabilities                                  $    51             $    57
Property and equipment and investments                                  --
Loss carry forward                               2,315               1,666
Less: valuation allowance                       (2,192)             (1,281)
                                                 -----               -----
                                               $   174             $   442
                                                 =====               =====
Deferred tax liability:
Property and equipment and investments         $   174             $   695
                                                 =====               =====

12. RELATED PARTY TRANSACTIONS

Year Ended December 31, 2002

The Company had several transactions with its Chief Executive Officer, Ilyas Chaudhary, and Sedco, Inc., a private company controlled by Mr. Chaudhary ("affiliates"). The Company distributed oil revenue in the amount of $6,400, net of taxes and expenses, to affiliates for their participation in an oil producing property operated by the Company. The Company received cash advances in the total amount of $650,600 from affiliates. The Company paid expenses in the amount of $8,600 in behalf of affiliates, and was charged a total of $467,200 for expenditures made by affiliates in behalf of the Company. The Company accrued compensation expense in the amount of $175,000 due to affiliates in accordance with the Chief Executive Officer's employment agreement. The Company made cash advances in the total amount of $1,209,000 to affiliates that included repayment of cash advances received during the year, settlement of expenditures made by the respective parties during the year in behalf of each other, and payment of accrued compensation. The Company sold approximately 7.8% of its working interest ownership in a producing oil and gas property to affiliates for consideration in the total amount of $88,800. A bonus to the Chief Executive Officer in the amount of $137,500 was accrued in partial settlement of amounts due from affiliates at December 31, 2002. At December 31, 2002, the Company was owed $22,800 by affiliates.

In January 2002, the Company closed on the sale of its joint venture participation in the office building that it occupied in Denver, Colorado, realizing proceeds in the amount of $140,000. No gain or loss was recorded from the sale as the Company had previously adjusted its carrying value in the joint venture to equal the anticipated proceeds.

The Company owned a 50% equity interest in Coors Pyramid LLC ("Coors"), a private company that owns a convenience store location that is leased to the Company. The Company incurred rental expense in the amount of $15,000 during the year ended December 31, 2002. At December 31, 2002, the Company sold its equity interest in Coors in conjunction with its disposition of New Mexico assets.

The Company has a note payable to a director and former officer in the amount of $129,000 for services provided and expenses incurred while the individual was an officer of the Company. Terms of the promissory note provide for monthly payments in the amount of $4,000, with a scheduled maturity date of June 30, 2005.

Year Ended December 31, 2001

In April 2001, Capco acquired Enterprises from Industries. Ilyas Chaudhary, CEO and a Director of the Company, was a director of Industries. Dennis R. Staal, CFO and a Director of the Company, was also a director of Industries. Irwin Kaufman, a Director of the Company, was also a director of Industries.

At the date of acquisition, Enterprises' accounts included balances due from two related parties in the total amount of $545,000. During the period subsequent to acquisition, the Company recorded charges to these accounts in the amount of $333,000, which included interest income accruals of $143,000 and service billings in the amount of $136,000. The Company received cash reimbursements in the total amount of $419,000 resulting in a balance due from the two related parties in the total amount of $459,000.

During the year ended December 31, 2001, the Company had several transactions with its Chief Executive Officer, Ilyas Chaudhary, and Sedco, Inc., a private company controlled by Mr. Chaudhary ("affiliates"). The Company acquired for cancellation 640,217 shares of Common Stock from affiliates in exchange for an oil and gas property interest at a cost basis of $50,000, and for 51,600 shares of marketable securities owned by the Company with a market value of $672,000, less indebtedness in the amount of $127,000 related to the marketable securities. The Company received cash advances in the total amount of $435,000 from affiliates. The Company paid expenses in the amount of $1,000 in behalf of affiliates, and was charged a total of $17,000 for expenses by affiliates. The Company accrued compensation expense in the amount of $125,000 due affiliates in accordance with the Chief Executive Officer's employment agreement, and accrued oil and gas revenue in the amount of $29,000 due affiliates for their participation in oil and gas properties operated by the Company. The Company made cash advances in the total amount of $792,000 to affiliates that included payment of a $40,000 balance due affiliates at the beginning of the year, repayment of cash advances received during the year, settlement of expenses paid by the respective parties during the year, and payment of accrued compensation and oil and gas revenue. At December 31, 2001, the Company was owed $147,000 by affiliates.

The Company made cash advances in the total amount of $135,000, and charged expenses in the total amount of $8,000, to Stores. At August 1, 2001, the Company was owed a total of $197,000 by Stores. Effective that date, the Company entered into an agreement with Stores (see Note 2), which resulted in a $98,000 reduction in the amount due to the Company. At December 31, 2001, the Company was owed $99,000 by Stores, which amount has been fully reserved as collection of the outstanding balance is considered to be doubtful.

The Company made cash advances in the total amount of $90,000, to Zelcom Industries, Inc., now neoRhino Industries ("neoRhino"). At December 31, 2001, the Company was owed $90,000 by neoRhino, which amount has been fully reserved as collection of the outstanding balance is considered to be doubtful.

The Company incurred interest expense in the total amount of $47,000 on two promissory notes payable to Industries. In April 2001, the indebtedness to Industries in the total amount of $1.8 million, consisting of loan principal and accrued interest, was cancelled in connection with the Company's acquisition of Enterprises from Industries (see Note 2).

The Company owns a 49.5% equity interest in Meteor Office LLC. Meteor Office LLC is a 50% partner in a joint venture that owns and operates the building in which the Company's Denver office is located. The Company incurred rental expense in the amount of $80,000 during the year ended December 31, 2001.

The Company owns a 50% equity interest in Coors Pyramid LLC, a private company that owns a convenience store location that is leased to the Company. The Company incurred rental expense in the amount of $15,000 during the year ended December 31, 2001.

13. PROFIT SHARING PLAN

The Company maintains defined contribution profit sharing plans ("401 (k) Plan") covering all eligible employees. Profit sharing contributions are made (i) at the discretion of the Board of Directors; and (ii) on the employee's behalf from salary deferrals. Eligible employees may contribute on a pre-tax basis up to 100%
of their qualifying annual compensation, to a maximum of $40,000. Employer discretionary contributions are not to exceed 50% of the first six percent of each employee's compensation. The Company incurred expenses of $92,000 and $56,000 for employer matching contributions for the years ended December 31, 2002 and 2001, respectively.


14. BUSINESS SEGMENTS

For the years ended December 31, 2002 and 2001, the Company operated in one industry segment: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and most of its operations are located in the United States of America. A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                          Canada      United States    Total
                                          --------    -------------    -------
Sales:
  Year ended December 31, 2002            $     4         $ 1,341      $ 1,345
                                           ======          ======       ======

  Year ended December 31, 2001            $    20         $ 1,572      $ 1,592
                                           ======          ======       ======

At December 31, 2002:
  Oil and gas properties (net)            $    --         $ 5,410      $ 5,410
                                           ======          ======       ======

  Land                                    $   214         $    --      $   214
                                           ======          ======       ======

  Other property and equipment (net)      $    --         $     5      $     5
                                           ======          ======       ======


15. MAJOR CUSTOMERS

For the year ended December 31, 2002, the Company had sales to three customers that accounted for approximately 52.0%, 22.6% and 13.8%, respectively, of total sales. Three customers accounted for 50.4%, 20.1% and 17.3%, respectively, of accounts receivable as of December 31, 2002.

For the year ended December 31, 2001, the Company had sales to three customers that accounted for approximately 40.2%, 35.9% and 10.9%, respectively, of total sales.

16. SUBSEQUENT EVENTS

In January 2003, the Company closed on the sale of it preferred membership interests ("interests") in Propane. Total consideration of $1.1 million consisted of (1) a cash payment in the amount of $766,000, (2) an 8% promissory note in the amount of $199,000 due January 2006, and (3) a cash retention in the amount of $150,000 to be paid upon the delivery of asset title transfer documents resulting from the Company's sale of Propane in April 2002. The Company adjusted the carrying value of the interests at December 31, 2002, to equal the anticipated proceeds.

Marketing  is a borrower  under the terms of a  revolving  Credit  and  Security
Agreement ("Agreement") that was scheduled to expire on December 31, 2002. On December 30, 2002, the maturity date of the Agreement was extended to February 28, 2003. On March 3, 2003, Marketing and the lender, without waiving any of the remedies available to it under the default provisions of the Agreement, executed an amendment to the Agreement that included the following changes: extension of the maturity date to May 31, 2003; determination of borrowing base redefined, including a scheduled reduction in the accounts receivable advance rate; implementation of default rate of interest of an additional 2% per annum, effective January 1, 2003; requirement for an unconditional, unlimited guaranty executed by Ilyas Chaudhary, Chief Executive Officer; payment of facility fees in the amount of $13,000; and the receipt of a Contribution Agreement executed by Ilyas Chaudhary, the Company, Enterprises and Marketing, acknowledging that a cash equity contribution of not less than $500,000 will be made to Marketing on or before April 15, 2003. The Contribution Agreement requires that the cash equity contribution of $500,000 be paid directly to the lender for application against the outstanding loan balance of the revolving loan. As of April 15, 2003, a total of $400,000 had been funded to the lender for the equity contribution.

The Company is a guarantor of vehicle financing contracts that were executed by Enterprises in 2003 prior to management's decision to sell that company. Financing contracts in the total amount of $1.0 million were executed subsequent to December 31, 2002.

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

ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas, the majority of which are located within the United States, as well as changes in proved reserves during the past two years are indicated below:

                                                 Oil (Bbl)     Natural Gas (MCF)
                                                 ---------     -----------------
United States
---------------------------------------
Proved reserves at December 31, 2000             708,073            549,231
Purchases of minerals in place                   550,909          2,040,944
Extensions and discoveries                            --                 --
Sales of minerals in place                        (1,531)                --
Production                                       (53,828)           (57,336)
Revisions of previous estimates                   (2,863)            34,055
                                               ---------         ----------
Proved reserves at December 31, 2001           1,200,760          2,566,894
Purchases of minerals in place                   224,025         10,305,114
Extensions and discoveries                            --                 --
Sales of minerals in place                      (558,597)           (77,110)
Production                                       (31,372)          (152,669)
Revisions of previous estimates                      471            224,777
                                               ---------         ----------
Proved reserves at December 31, 2002             835,287         12,867,006
                                               =========         ==========
Proved developed reserves, December 31, 2002     326,873          2,535,627
                                               =========         ==========

                                                 Oil (Bbl)     Natural Gas (MCF)
                                                 ---------     -----------------
Canada
----------------------------------------
Proved reserves at December 31, 2000                   --            57,313
Production                                             --            (9,548)
Revisions of previous estimates                        --           (47,765)
                                                   ------            ------
Proved reserves at December 31, 2001                   --                --
Production                                             --            (3,157)
Revisions of previous estimates                        --             3,157
                                                   ------            ------
Proved reserves at December 31, 2002                   --                --
                                                   ======            ======
Proved developed reserves, December 31, 2002           --                --
                                                   ======            ======


There are no reserves attributable to partnership or minority interests at December 31, 2002.

The Company incurred the following capitalized costs related to oil and gas activities during the year ended December 31, 2002 (in thousands):

              Properties being amortized                  $ 1,711
              Properties not subject to amortization           12
                                                            -----
                                                          $ 1,723
                                                            =====

OIL AND GAS OPERATIONS

Depletion, depreciation and amortization per equivalent unit of production for the years ended December 31, 2002 and 2001, was $3.31 and $5.19, respectively.

Costs incurred by the Company during the year 2002 for acquisition, exploration and development activities are as follows (in thousands):

              Acquisition of producing properties        $ 1,498
              Exploration and development                    225
                                                           -----
                                                         $ 1,723
                                                           =====


STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOWS AND CHANGES THEREIN

The following information at December 31, 2002, and for the years ended December 31, 2001 and 2002, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

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

The following table presents the standardized measure of discounted net cash flows at December 31, 2002 (in thousands):

                                             United States       Canada
                                             -------------     ---------
Future cash inflows                            $ 80,665        $      --

Future cash outflows:
Production costs                                (12,595)              --
Development costs (1)                           ( 4,063)              --
                                                 ------           ------
Future net cash flows before
 future income taxes                             64,007               --

Future income taxes                             (19,789)              --
                                                 ------           ------
Future net cash flows                            44,218               --

Adjustment to discount future
 annual net cash flows at 10%                   (21,621)              --
                                                 ------           ------
Standardized measure of discounted
 future net cash flows                         $ 22,597        $      --
                                                 ======          =======

(1) Includes estimated expenditures in each of the next three years to develop proved undeveloped reserves as follows (in thousands): $2,102 (2003), $748
(2004), and $223 (2005).

The following tables summarize the principal factors comprising the changes in the standardized measures of discounted net cash flows during the years 2002 and 2001 (in thousands):
                                             United States       Canada
Year 2002                                    -------------     ----------
---------
Standardized measure, beginning of
 period                                        $  5,974        $    --
Sales of oil and gas, net of
 production costs                                (  603)             4
Net change in sales prices, net of
 production costs                                 9,032             --
Changes in estimated future
 development costs                               (1,829)            --
Purchases of minerals in place                   22,035             --
Sales of minerals in place                       (1,857)            --
Revisions of quantity estimates                     255             --
Accretion of discount                               597             --
Other, including changes in production
 rates (timing)                                  (2,224)            (4)
Change in income taxes                           (8,783)            --
                                                 ------         ------
Standardized measure, end of period            $ 22,597        $    --
                                                 ======         ======

                                             United States       Canada
                                             -------------      --------
Year 2001
---------
Standardized measure, beginning of period      $  4,933          $ 168
Sales of oil and gas, net of
 production costs                                (  656)         (  10)
Net change in sales prices, net of
 production costs                                (2,909)         ( 239)
Changes in estimated future
 development costs                               (1,653)            --
Purchases of minerals in place                    4,595             --
Sales of minerals in place                       (    9)            --
Revisions of quantity estimates                     976             --
Accretion of discount                               493             --
Other, including changes in production
 rates (timing)                                     427             --
Change in income taxes                           (  223)            81
                                                 ------         ------
Standardized measure, end of period            $  5,974        $    --
                                                 ======         ======