Form 10QSB
period 2003-03-31
CAPCO ENERGY INC
filed 2003-06-05
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

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


                        1401 BLAKE STREET, SUITE 100
                             DENVER, COLORADO 80202
                     --------------------------------------
                     Address of Principal Executive Offices

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

                           [ X ]    Yes       [ ]        No

There were 19,271,477 shares of the Registrant's $.001 par value common stock, outstanding as of May 15, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2003
                                  (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $     49
  Investment in equity securities - marketable                    79
  Accounts receivable-trade, net of
    allowance of $48                                             148
  Accounts receivable, related parties                            34
  Deferred tax asset                                              39
  Other current assets                                            27
                                                              ------

     Total Current Assets                                        376

Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $1,067        5,359

Other Assets:
  Assets held for sale (note 2)                               19,645
  Land                                                           214
  Other property and equipment, less accumulated
    depreciation of $56                                            1
  Deferred tax asset                                             181
  Other assets                                                   124
                                                              ------
     Total Assets                                           $ 25,900
                                                              ======





Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                 MARCH 31, 2003
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

Current Liabilities:
  Accounts payable, trade                                   $    832
  Current maturities, long-term debt, including a
   related party                                                 928
  Accounts payable, related parties                              153
  Accrued expenses                                               444
  Deposit on sale                                                300
                                                             -------
     Total Current Liabilities                                 2,657
                                                             -------

Non-current Liabilities:
  Long term debt, less current maturities                         84
  Deferred tax liability                                         220
                                                             -------
     Total Non-current Liabilities                               304
                                                             -------

Liabilities attributable to assets held for sale (note 2)     17,747

Deferred gain attributable to business under contract
  for sale, net of taxes (note 3)                                181

Minority Interest in Consolidated Subsidiary                     357
                                                             -------
     Total Liabilities                                        21,246
                                                             -------

Commitments and Contingencies                                     --

Stockholders' Equity:
Preferred stock, $1.00 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,574,554 shares issued                                        20
Additional paid in capital                                     1,327
Treasury stock, 303,077 shares, at cost                         (127)
Cumulative other comprehensive income                            (13)
Retained earnings                                              3,154
                                                             -------
     Total Stockholders' Equity                                4,654
                                                             -------
     Total Liabilities and
     Stockholders' Equity                                   $ 25,900
                                                             =======

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                          CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Three Months ended March 31, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)

                                                  2003          2002
                                                --------      --------
                                                             (restated)

Sales                                           $    689      $    268
Cost of sales                                        331           157
                                                 -------       -------
     Gross profit                                    358           111
                                                 -------       -------

General and administrative expenses                  353           359
Depreciation, depletion and amortization              71            78
                                                 -------       -------
     Total operating expenses                        424           437
                                                 -------       -------
     Loss from operations                            (66)         (326)

Other Income (Expenses):
  Interest expense                                   (42)         (129)
  (Losses) gains on sales of investments-
     marketable securities                           (11)           24
  Holding gains (losses)-marketable securities        29            (1)
  Other                                              100            (5)
                                                 -------        ------
     Income (loss) from continuing operations
       before taxes and minority interest             10          (437)

Provision for income taxes                            --            --
Minority interest in loss of consolidated
  subsidiary                                           1             1
                                                 -------       -------
     Income (loss) from continuing operations         11          (436)

Discontinued operations: (note 2)

Loss from operations of business transferred
  under contractual obligation during
  the year 2002 (net of applicable income tax
  benefit of $ -0-)                                   --           (96)

(Loss) from operations of business held
  for sale at March 31, 2003 (net of
  applicable income tax benefit of $ -0-)           (517)          (79)

Continued on Next Page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Three Months ended March 31, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                  2003          2002
                                                 ------        ------
                                                             (restated)

Net loss                                            (506)         (611)
                                                 -------       -------
Other comprehensive loss-net of tax
  Foreign currency translation adjustment             (8)           (2)
  Unrealized loss from investments-
    marketable securities                             --          (765)
                                                 -------       -------
                                                      (8)         (767)
                                                 -------       -------

Less:  minority interest in comprehensive
  loss of consolidated subsidiary                      1            --
                                                 -------       -------

Comprehensive loss                              $   (513)     $ (1,378)
                                                 =======       =======


Earnings per share, basic and diluted:
  Income (loss) from continuing operations      $     --      $  (0.02)
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                         (0.03)        (0.01)
                                                 -------       -------

  Net loss                                      $  (0.03)     $  (0.03)
                                                 =======       =======
Weighted average common share
  and common share equivalents
  Basic and diluted                           19,278,813    19,239,470
                                              ==========    ==========



Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                                           2003          2002
                                                          ------        ------
   Cash Flows From Continuing Operating Activities:
     Net loss                                            $  (506)      $  (611)
     Adjustments to reconcile net loss to net
      cash used in operating activities
        Net loss from discontinued operations                517           175
        Depreciation, depletion and amortization              71            78
        Loss on sale of property and equipment                --             3
        Loss (gain) on sales of investments-
          marketable securities                               11           (24)
        Holding (gains) losses - marketable securities       (29)            1
        Minority interest in loss of
          consolidated subsidiary                             (1)           (1)
        Compensation cost resulting from grant of
          options to acquire Common Stock                     38            --
        Compensation cost resulting from sale of
          interest in oil and gas property                    --            45
        Compensation cost of Common Stock/Treasury
           Stock issued                                       --             9
        Loss on acquisitions of minority interest             --             2
       (Increase) decrease in deferred tax asset             (46)          (53)
        Increase (decrease) in deferred tax liability         46            53

      Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                            (72)           36
        Other current assets                                  20            --
        Other assets                                         (12)         (143)
       Increase (decrease) in liabilities:
        Accounts payable                                     (16)          182
        Accrued expenses                                      26           116
                                                          ------        ------
   Net cash provided by (used in) continuing
       operating activities                                   47          (132)
                                                          ------        ------

   Cash Flows From Discontinued Operating Activities:
     Net loss                                               (517)         (175)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation, depletion and amortization             178           433
        Loss (gain) on sale of property, plant and
          equipment                                           25            (1)
        Decrease (increase) in deferred tax asset             28           (23)
       (Decrease) increase in deferred tax liability         (28)           23

Continued on Next Page
Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                           2003          2002
                                                          ------        ------
     Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                         (1,014)       (1,746)
        Inventory                                            435            (9)
        Other current assets                                 (59)         (371)
        Other assets                                           1             3
       Increase (decrease) in liabilities:
        Accounts payable                                     491         1,997
        Accrued expenses                                     (44)          (40)
        Taxes payable                                       (336)           86
                                                          ------        ------
   Net cash (used in) provided by discontinued
       operating activities                                 (840)          177
                                                          ------        ------
   Net cash (used in) provided by all operating
       activities                                           (793)           45
                                                          ------        ------
   Cash Flows From Continuing Investing Activities
     Deposit received for sale of subsidiary equity
        interest                                             300            --
     Net (advances) repayments with related parties          468             5
     Equity contribution to subsidiary                      (400)           --
     Proceeds from sale of property and equipment             --             4
     Capital expenditures for oil and gas property           (16)          (79)
     Proceeds from sale of marketable securities              62           750
     Purchase of marketable securities                        (1)         (143)
     Notes receivable loans                                   --          (100)
                                                          ------        ------
   Net cash provided by continuing
      investing activities                                   413           437
                                                          ------        ------
   Cash Flows From Discontinued Investing Activities:
     Cash applicable to assets held for sale                 (78)         (141)
     Net (advances) repayments with related parties         (342)           20
     Cash proceeds from sale of equity investment            766            --
     Cash proceeds from sale of property                      13             1
     Cash proceeds from equity contribution                  400            --
     Purchase of property and equipment                       --           (98)
     Notes receivable loans                                   --           (21)
     Notes receivable payments                                13            --
                                                          ------        ------
   Net cash provided by (used in) discontinued
      investing activities                                   772          (239)
                                                          ------        ------
   Net cash provided by all investing activities           1,185           198
                                                          ------        ------
Continued on Next Page
Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)

                                                           2003          2002
                                                          ------        ------
 Cash Flows From Continuing Financing Activities:

     Proceeds from long-term debt                             --           200
     Payment on long term debt                              (410)         (597)
     Sale of Common Stock and exercise of options             --             6
     Purchase of Common Stock                                 (3)           --
                                                          ------        ------
   Net cash used in continuing
      financing activities                                  (413)         (391)
                                                          ------        ------
Cash Flows from Discontinued Financing Activities:
     Net advances on revolver                                368           716
     Increase (decrease) in book overdraft                   103          (474)
     Payment on long term debt                              (250)         (364)
    (Decrease) increase in restricted cash                  (153)           88
                                                          ------        ------
   Net cash provided by (used in) discontinued
      financing activities                                    68           (34)
                                                          ------        ------
   Net cash used in all financing activities                (345)         (425)
                                                          ------        ------

   Net increase (decrease) in cash                            47          (182)
   Cash, beginning of period                                   2           190
                                                          ------        ------
   Cash, end of period                                   $    49       $     8
                                                          ======        ======

Supplemental disclosure of cash flow information for continuing operations:

Interest paid                                            $    69       $    77
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

Supplemental disclosure of cash flow information for discontinued operations:

Interest paid                                            $   115       $   214
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

Continued on Next Page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)

                                                           2003          2002
                                                          ------        ------

Supplemental disclosure of non-cash financing and investing activities for continuing operations:

Marketable securities reduced for carrying
  value adjustments                                      $    --       $   765
                                                          ======        ======

Common Stock retired in exchange for assets              $    --       $    44
                                                          ======        ======

Common Stock issued for acquisition of
  minority interests                                     $    --       $     3
                                                          ======        ======

Treasury Stock issued in settlement of liability         $    --       $    25
                                                          ======        ======


Supplemental disclosure of non-cash financing and investing activities for discontinued operations:

Note receivable and account receivable provided as
 proceeds in connection with sale of preferred
 membership interests                                    $   349       $    --
                                                          ======        ======

Note receivable provided as proceeds in connection
  with sale of property, plant and equipment             $   343       $    --
                                                          ======        ======

Long-term debt reduced for property
  sold/exchanged                                         $    44       $   105
                                                          ======        ======








Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2003

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002, filed with the Company's Form 10-KSB.

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production for and the sale of oil, gas and natural gas liquids, including investments in the equity securities of other public companies involved in similar activities. The Company's production activities are located principally in the United States of America. Foreign operations are not significant to either consolidated financial position or consolidated results of operations. Capco's operations consist of one segment of business, oil and gas production. The principal executive offices of the Company are located at 1401 Blake Street, Suite 100, Denver, Colorado
80202. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had recurring losses and negative cash flows from operations in each of the last two fiscal years, and negative working capital as of March 31, 2003. The Company is party to certain lending agreements either as obligor or guarantor, for which the Company is either in default or in violation of debt covenants, and the lenders have not provided waivers. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The Company has already taken steps to improve its operating income and satisfy its working capital requirements.

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002 are providing positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow is being used to retire indebtedness that was incurred when the property was acquired. From the time that the property was acquired in June 2002 to March 31, 2003, the acquisition debt was reduced by approximately $605,000, to a balance of $386,000 at March 31, 2003. It is anticipated that the remaining indebtedness will be paid in full during the third quarter of year 2003, after which the net cash flow will be paid to the Company.

2. In November 2002, the Company's wholly-owned oil and gas production subsidiary, Jovian Energy, Inc., filed an initial registration statement for the purpose of registering for sale 20% of that company's equity securities in a public offering, on a best-efforts, all-or-none basis. It is anticipated that the net proceeds from the offering, after reduction for offering expenses, will approximate $2.9 million, of which approximately $370,000 will be used for working capital. The balance of the proceeds will be utilized for acquisitions and workover attempts on existing properties, expenditures designed to increase proved reserves and cash flow. It is expected that the offering will close during the third quarter of year 2003.

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

5. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million, plus other consideration. The Company's board of directors accepted the proposal, subject to the receipt of a fairness opinion. The sale closed in April 2003 at which time the Company had received a nonrefundable deposit in the amount of $300,000, 4,000,000 shares of common stock of Network Fueling Corp., a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 million due April 30, 2004. In addition, the purchaser provided 3,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's subsidiaries are Jovian Energy, Inc. ("Jovian"), formerly named Capco Resource
Corporation, and its subsidiaries, Capco Asset Management, Inc. ("CAM") and Capco Resources Ltd. ("CRL") (88.9% equity interest). Effective January 1, 2003, the Company agreed to sell Meteor Enterprises, Inc. ("Enterprises"), including all of that company's subsidiaries. Significant subsidiaries of Enterprises include Meteor Marketing, Inc. ("Marketing"), and Graves Oil & Butane Co., Inc. ("Graves"). The results of operations of Enterprises for the three-month periods ended March 31, 2003 and 2002, are reported as discontinued operations.

PRICE LEVEL CHANGES AND REVOLVING CREDIT FACILITY

The prices Marketing pays for gasoline and diesel products are subject to market fluctuation and are not in the control of Marketing. Prices for these products can and have fluctuated significantly. Higher product prices could have a significant impact on Marketing's borrowing capabilities due to the generally faster timing required for payments to Marketing's suppliers compared to the timing of collection of receivables from its customers. When necessary, Marketing finances these working capital requirements through its revolving bank credit agreement. This agreement contains certain financial covenants, which are based on Marketing's budgeted performance. If, as a result of price changes or other factors, Marketing is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit agreement could be limited. If that were to occur, Marketing would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available. As of March 31, 2003, Marketing was out of compliance with several covenants contained in the agreement. Marketing did not obtain a waiver from the lender for noncompliance at March 31, 2003.

MAJOR CUSTOMERS

Two customers accounted for 80% and 14%, respectively, of the Company's net sales for the three months ended March 31, 2003. Two customers accounted for 46% and 42%, respectively, of the Company's net sales for the three months ended March 31, 2002. Two customers accounted for 27% and 22%, respectively, of the Company's accounts receivable at March 31, 2003.

LONG-TERM DEBT

During the quarter ended March 31, 2003, the Company retired indebtedness in the total amount of $410,000. Net cash flow in the amount of $205,000 from the oil and gas properties acquired in June 2002 was used to reduce the seller-provided financing. Other payments in the total amount of $205,000 were paid during the period.

COMMON STOCK

During the quarter ended March 31, 2003, the Company had the following equity transactions:

The Company acquired 10,000 shares of Common Stock at a cost of $4,500 to be held as Treasury Stock, and sold 5,850 shares of Common Stock from Treasury Stock, realizing proceeds of $1,200.

STOCK BASED COMPENSATION

During the quarter ended March 31, 2003, the Company issued options to acquire 150,000 shares of Common Stock to a consultant as part of his compensation for services. The Company recorded an increase to paid-in capital, and a charge to operations, in the amount of $37,500 for the value of the award as determined using the Black-Scholes option-pricing model.

NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Subject to certain exceptions, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and all provisions of this statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have an impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have an impact on its consolidated financial statements.

RESTATEMENT

As of March 31, 2000, a change was made to the Company's reporting of the components of comprehensive income (loss) (cumulative foreign currency translation adjustment and cumulative unrealized gains (losses) from marketable securities) to reflect participation of minority interest holders, wherever applicable, in the components of comprehensive income (loss). The change had no effect on net income, or earnings per share, as previously reported for the three-month period ended March 31, 2002. In addition, the change had no effect on the statement of comprehensive loss for the three-month period ended March 31, 2002, as there was no minority interest participation in the components of comprehensive income (loss) for the period.

Certain reclassifications for the prior year have been made to conform to current year presentation.


NOTE 2 -- ASSETS HELD FOR SALE

In October 2002, the Company's Board of Directors directed management to sell all assets and liabilities of the petroleum marketing operations, including the convenience stores operations. In December 2002, the Company closed on the sale of assets located in the state of New Mexico (see Note 3).

In March 2003, the Company received a proposal from Sedco, Inc. ("Sedco"), a private company owned by Ilyas Chaudhary, the Company's Chief Executive Officer, to acquire Enterprises, except for 4.0 million shares of Enterprises' equity ownership in Network Fueling Corp. ("NFC"), at a cash price of $2.5 million, effective January 1, 2003. The Company's Board of Directors accepted the proposal, subject to the receipt of a fairness opinion. The sale closed in April 2003 at which time the Company had received a nonrefundable deposit in the amount of $300,000, a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 million due April 30, 2004. In addition, Sedco provided 3,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes.

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

Assets and liabilities held for sale at March 31, 2003, consisted of the following (in thousands):

              Assets:
              Current assets                                $ 11,407
              Property, plant and equipment,
               net of accumulated depreciation of $1,450       6,313
              Other assets                                     1,925
                                                             -------
                    Total assets                            $ 19,645
                                                             =======

              Liabilities:
              Current liabilities                           $ 14,758
              Long term liabilities                            2,989
                                                             -------
                    Total liabilities                       $ 17,747
                                                             =======

Included in current assets are accounts receivable and inventories in the amount of $7.6 million and $2.6 million, respectively, a portion of which collateralize Marketing's revolving credit facility.

In January 2003, Marketing closed on the sale of its preferred membership interests ("interests") in Rocky Mountain Propane LLC. Total consideration of $1.1 million consisted of (1) a cash payment in the amount of $766,000, (2) an 8% promissory note in the amount of $199,000 due January 2006, and (3) a cash retention in the amount of $150,000 to be paid upon the delivery of asset title transfer documents resulting from Marketing's sale of Propane in April 2002. The carrying value of the interests had been adjusted at December 31, 2002, to equal the anticipated proceeds.

Current liabilities include accounts payable and the outstanding debt under the revolving credit facility ("Agreement") in the amount of $6.4 million and $6.5 million, respectively. On March 3, 2003, Marketing and the lender, without waiving any of the remedies available to it under the default provisions of the Agreement, executed an amendment to the Agreement that included the following changes: extension of the maturity date to May 31, 2003; determination of borrowing base redefined, including a scheduled reduction in the accounts receivable advance rate; implementation of default rate of interest of an additional 2% per annum, effective January 1, 2003; requirement for an unconditional, unlimited guaranty executed by Ilyas Chaudhary, Chief Executive Officer; payment of facility fees in the amount of $13,000; and the receipt of a Contribution Agreement executed by Ilyas Chaudhary, the Company, Enterprises and Marketing, acknowledging that a cash equity contribution of not less than $500,000 will be made to Marketing on or before April 15, 2003. The Contribution Agreement requires that the cash equity contribution of $500,000 be paid directly to the lender for application against the outstanding loan balance of the revolving loan. As of May 15, 2003, a total of $400,000 had been funded to the lender for the equity contribution to Marketing. The amount available under the revolving credit facility ("borrowing base") is a function of the sum of eligible accounts receivable and inventory as defined by the Agreement. At March 31, 2003, the borrowing base was approximately $7.3 million. Advances under the facility are subject to the lender's default interest rate (8.75% at March 31, 2003). Additionally, Marketing pays an annual commitment fee of 0.25% of the maximum commitment.

The terms of the Agreement contain, among other provisions, requirements for maintaining certain net worth, minimum earnings after taxes, minimum debt service coverage, and other financial ratios and specific limits on additional indebtedness, equity financing, liens and merger activity. During the three-month period ended March 31, 2003, and at March 31, 2003, Marketing was out of compliance with several covenants contained in the Agreement. Marketing did not obtain a waiver from the lender for noncompliance at March 31, 2003.


Included in current liabilities and long-term liabilities is term debt in the amount of $2.7 million.

The Company is a guarantor of a portion of indebtedness that was included in the sale of its propane distribution operation in April 2002, and the lender has yet to release the Company from the guarantee and execute transfer documents regarding an asset that collateralized the debt. As a result, the Company has included in its balance sheet at March 31, 2003, under the captions "Assets held for sale" and "Liabilities attributable to assets held for sale" the amount of $500,000 to reflect the underlying asset value and outstanding debt balance at March 31, 2003, applicable to this transfer.

Summarized below are the results of discontinued operations for the three-month periods ended March 31, 2003 and 2002. Year 2002 includes the operating results of the operations that were sold during the year 2002 (in thousands):

                                                   2003             2002
                                                  ------           ------
         Sales                                  $ 21,552         $ 24,245
         Gross profit                              3,553            4,111
         Loss from operations                       (363)             (35)
         Net loss from operations                   (517)            (175)

NOTE 3 -- BUSINESSES UNDER CONTRACT FOR SALE

Effective December 31, 2002, the Company entered into an agreement to sell Graves and Capco Monument LLC, subsidiaries whose assets, consisting principally of land, buildings and equipment, were primarily located in the state of New Mexico, at a sales price of $10,000 cash. The assets of Graves were utilized in the distribution of refined petroleum products. The convenience store business consisted of two store locations that were in operation in Albuquerque and Farmington, New Mexico.

The Company agreed to continue to operate the businesses for a period of time subsequent to the date of sale to allow the buyer time to make separate credit arrangements with lenders and suppliers, and to negotiate for the removal of the Company as the guarantor of a significant portion of the indebtedness assumed by the buyer. At March 31, 2003, approximately $3.7 million of indebtedness was owed to one lender, and the Company was in default on the indebtedness at the time of sale. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender, but no settlement has been reached at this time. The sales transaction resulted in a gain to the Company in the amount of $181,000; however, due to the significant risk still assumed by the Company in the form of the loan guarantees, the gain has been deferred until such time that the risk has either been significantly reduced or eliminated.

The Company has evaluated the exposure relating to the debt guarantees and has determined that there is sufficient value in the underlying assets so that the Company will not incur a loss from this disposal, and, therefore, has not recorded a provision for any loss contingency.

The Company is a guarantor of vehicle financing contracts that were executed by Enterprises in 2003 prior to management's decision to sell that company.
Financing contracts in the total amount of approximately $1.0 million were executed during the three-month period ended March 31, 2003.

NOTE 4 -- EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding for the three month periods ended March 31, 2003 and 2002, would have increased for 3,118,413 and 4,055,936 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The options did not have a dilutive effect for the periods presented as the market price of the Company's Common Stock exceeded the respective exercise prices of the options. Under the treasury method of calculating the additional shares outstanding, the effect would have been antidilutive.

NOTE 5 -- BUSINESS SEGMENTS

During the three-month periods ended March 31, 2003 and 2002, the Company operated in one business segment: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and most of its operations are located in the United States of America. A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                                           United
                                               Canada      States      Total
                                              --------    --------    -------
Sales:
  Three months ended March 31, 2003           $    --     $   689     $   689
                                               ======      ======      ======
  Three months ended March 31, 2002           $     2     $   266     $   268
                                               ======      ======      ======

At March 31, 2003:
  Oil and gas properties (net)                $    --     $ 5,359     $ 5,359
                                               ======      ======      ======
  Land                                        $   214     $    --     $   214
                                               ======      ======      ======
  Other property and equipment (net)          $    --     $     1     $     1
                                               ======      ======      ======


NOTE 6 - SUBSEQUENT EVENTS

In October 2002, the Company's Board of Directors approved a plan to raise capital from an initial public offering of 20% of the Company's equity ownership of its oil and gas producing subsidiary. The initial registration statement for the offering was filed in November 2002. A second amendment to the registration statement was filed in May 2003. It is anticipated that closing of the offering will take place early in the third quarter of 2003. Net proceeds from the offering, estimated to be $2.9 million, will be used for oil and gas property acquisitions, well remediation programs and working capital.

Marketing is a borrower under the terms of a revolving Credit and Security Agreement ("Agreement") that was scheduled to expire on May 31, 2003. On June 2, 2003, the maturity date of the Agreement was extended to June 30, 2003.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's divestiture of its petroleum marketing operations, including decreased expenses and expenditures that are expected to be realized by Capco as a result of the divestiture, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

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

Significant factors that could prevent Capco from achieving its stated goals include: declines in the market prices for oil and gas and adverse changes in the regulatory environment affecting Capco. Capco or persons acting on its or their behalf should consider cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. Capco undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO MARCH 31, 2002

Capco's revenues from oil and gas activities were $0.7 million in 2003 compared to $0.3 million in 2002. This increase is due to increases in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE increased to $34.03 in 2003 from $18.02 in 2002, resulting in an increase in revenue of $230,000. Total production was 20,200 BOE in 2003, compared with 14,400 BOE in 2002, resulting in an increase in revenue of $198,000. Production from the Michigan properties acquired in June 2002 totaled 16,000 BOE in 2003; sale of the Buried Hills property in Kansas in May 2002 and production declines at the Caplen Field in Texas resulted in comparative decreases in production of 10,100 BOE in 2003.

Capco's cost of sales increased to $0.3 million in 2003 from $0.2 million in 2002, due principally to the increase in production volumes from 14,400 BOE in 2002 to 20,200 BOE in 2003.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.4 million in 2003 and in 2002.

Depreciation, depletion and amortization was $71,000 in 2003 and $78,000 in 2002. The increase in production volumes in 2003 was offset by a reduction in the depletion rate per BOE from $5.17 in 2002 to $3.31 in 2003 due to an increase in proved reserves at the beginning of year 2003.

Interest expense decreased to $42,000 in 2003 from $0.1 million in 2002, due principally to a reduction in the average balance of interest-bearing indebtedness from $2.8 million in 2002 to $1.2 million in 2003. Gains (losses) from sales of marketable securities, including unrealized holding losses, decreased to a gain of $18,000 in 2003 from a gain of $23,000 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had a working capital deficit of $2.3 million. This negative working capital is principally due to the current portion of long-term debt, $0.9 million, which includes an obligation in the amount of $0.4 million that was incurred in connection with the acquisition of a producing oil and gas property during the year 2002. This debt is to be repaid from future cash flow from the property. It is estimated that the debt will be paid in full during the third quarter of year 2003, after which the net cash flow will be paid to the Company.

Management of the Company has implemented plans and initiated actions in an effort to reduce the working capital deficit. These actions include the following:

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002 are providing positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow is being used to retire indebtedness that was incurred when the property was acquired. From the time that the property was acquired in June 2002 to March 31, 2003, the acquisition debt was reduced by approximately $605,000, to a balance of $386,000 at March 31, 2003. It is anticipated that the remaining indebtedness will be paid in full during the third quarter of year 2003, after which the net cash flow will be paid to the Company.

2. In November 2002, the Company's wholly-owned oil and gas production subsidiary, Jovian Energy, Inc., filed an initial registration statement for the purpose of registering for sale 20% of that company's equity securities in a public offering, on a best-efforts, all-or-none basis. It is anticipated that the net proceeds from the offering, after reduction for offering expenses, will approximate $2.9 million, of which approximately $370,000 will be used for working capital. The balance of the proceeds will be utilized for acquisitions and workover attempts on existing properties, expenditures designed to increase proved reserves and cash flow. It is expected that the offering will close during the third quarter of year 2003.

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

5. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million, plus other consideration. The Company's board of directors accepted the proposal, subject to the receipt of a fairness opinion. The sale closed in April 2003 at which time the Company had received a nonrefundable deposit in the amount of $300,000, 4,000,000 shares of common stock of Network Fueling Corp., a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 million due April 30, 2004. In addition, the purchaser provided 3,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes.

In addition to the transactions described above, the Company is also considering the availability of equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.

Net cash provided by operating activities totaled $47,000 for the three months ended March 31, 2003, compared to cash used in operating activities of $0.1 million for the three months ended March 31, 2002. In 2003, net loss, adjusted for reconciling items, provided a cash inflow of $0.1 million. Changes in assets and liabilities in 2003 resulted in a cash outflow of $54,000. In 2002, net loss, adjusted for reconciling items, provided a cash outflow of $0.3 million. Changes in assets and liabilities provided a cash inflow of $0.2 million.

Net cash provided by investing activities totaled $0.4 million for the three months ended March 31, 2003, and for the three months ended March 31, 2002. A deposit in the amount of $0.3 million, received in connection with the Company's proposed sale of Enterprises and net advances from related parties in the amount of $0.5 million, were the principal sources of cash inflow in 2003. Proceeds from the sale of marketable securities, less the cost of related purchases, provided cash inflows of $0.6 million in 2002.

Net cash used in financing activities totaled $0.4 million for the three months ended March 31, 2003, and for the three months ended March 31, 2002. Payments on long term debt resulted in the cash outflows in both periods.

The Company has various loans which require principal payments of $0.9 million in 2003. Of this amount, $0.4 million is scheduled to be repaid from future cash flow from a producing oil and gas property.

The Company is obligated to pay operating lease costs of approximately $24,000 in 2003 for land and facilities.

The Company is responsible for any contamination of land it owns or leases. However, there may be limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

The Company sells most of its oil production to certain major oil companies. However, in the event these purchasers discontinued oil purchases, Capco has made contact with other purchasers who would purchase the oil at terms standard in the industry.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, recovery of oil and gas reserves, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, accruals for environmental remediation expenditures, and the recognition and classification of net operating loss carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.


Item 3:  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Accounting Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

           99.2 Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)   Reports on Form 8-K

           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPCO ENERGY, INC.


Dated: June 4, 2003                By: /s/ Ilyas Chaudhary
                                   ------------------------
                                   Ilyas Chaudhary, Chief Executive Officer

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

Date: June 4, 2003
                                 /s/ Ilyas Chaudhary
                              -----------------------
                                 Ilyas Chaudhary
                                 Chief Executive Officer

                    CERTIFICATION OF CHIEF ACCOUNTING OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Walton C. Vance, Chief Accounting Officer, certify that:

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

Date: June 4, 2003

                                /s/ Walton C. Vance
                             -----------------------
                                Walton C. Vance
                                Chief Accounting Officer