Form 10QSB/A
period 2003-03-31
CAPCO ENERGY INC
filed 2003-08-21
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2003
                                  (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $     49
  Investment in equity securities - marketable                    79
  Accounts receivable-trade, net of
    allowance of $48                                             148
  Accounts receivable, related parties                            34
  Deferred tax asset                                              50
  Other current assets                                            27
                                                              ------

     Total Current Assets                                        387

Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $1,366        5,060

Other Assets:
  Assets held for sale (note 2)                               19,645
  Land                                                           214
  Other property and equipment, less accumulated
    depreciation of $56                                            1
  Deferred tax asset                                              51
  Other assets                                                   124
                                                              ------
     Total Assets                                           $ 25,482
                                                              ======





Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                 MARCH 31, 2003
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

Current Liabilities:
  Accounts payable, trade                                   $    832
  Current maturities, long-term debt, including a
   related party                                                 928
  Accounts payable, related parties                              153
  Accrued expenses                                               444
  Deposit on sale                                                300
                                                             -------
     Total Current Liabilities                                 2,657
                                                             -------

Non-current Liabilities:
  Long term debt, less current maturities                         84
  Deferred tax liability                                         101
                                                             -------
     Total Non-current Liabilities                               185
                                                             -------

Liabilities attributable to assets held for sale (note 2)     17,747

Deferred gain attributable to business under contract
  for sale, net of taxes (note 3)                                181

Minority Interest in Consolidated Subsidiary                     357
                                                             -------
     Total Liabilities                                        21,127
                                                             -------

Commitments and Contingencies                                     --

Stockholders' Equity:
Preferred stock, $1.00 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,574,554 shares issued                                        20
Additional paid in capital                                     1,327
Treasury stock, 303,077 shares, at cost                         (127)
Cumulative other comprehensive income                            (13)
Retained earnings                                              2,855
                                                             -------
     Total Stockholders' Equity                                4,355
                                                             -------
     Total Liabilities and
     Stockholders' Equity                                   $ 25,482
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

                                                  2003          2002
                                                --------      --------
                                                            (restated)

Sales                                           $    689      $    268
Cost of sales                                        331           157
                                                 -------       -------
     Gross profit                                    358           111
                                                 -------       -------

General and administrative expenses                  353           359
Depreciation, depletion and amortization             135            78
                                                 -------       -------
     Total operating expenses                        488           437
                                                 -------       -------
     Loss from operations                           (130)         (326)

Other Income (Expenses):
  Interest expense                                   (42)         (129)
  (Losses) gains on sales of investments-
     marketable securities                           (11)           24
  Holding gains (losses)-marketable securities        29            (1)
  Other                                              100            (5)
                                                 -------        ------
     Income (loss) from continuing operations
       before taxes and minority interest            (54)         (437)

Provision for income taxes                            --            --
Minority interest in loss of consolidated
  subsidiary                                           1             1
                                                 -------       -------
     Income (loss) from continuing operations        (53)         (436)

Discontinued operations: (note 2)

Loss from operations of business transferred under contractual obligation during the year 2002 (net of applicable income tax
  benefit of $ -0-)                                   --           (96)

(Loss) from operations of business held
  for sale at March 31, 2003 (net of
  applicable income tax benefit of $ -0-)           (517)          (79)

Continued on Next Page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Three Months ended March 31, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                  2003          2002
                                                 ------        ------
                                                             (restated)

Net loss                                            (570)         (611)
                                                 -------       -------
Other comprehensive loss-net of tax
  Foreign currency translation adjustment             (8)           (2)
  Unrealized loss from investments-
    marketable securities                             --          (765)
                                                 -------       -------
                                                      (8)         (767)
                                                 -------       -------

Less:  minority interest in comprehensive
  loss of consolidated subsidiary                      1            --
                                                 -------       -------

Comprehensive loss                              $   (577)     $ (1,378)
                                                 =======       =======


Earnings per share, basic and diluted:
  Income (loss) from continuing operations      $     --      $  (0.02)
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                         (0.03)        (0.01)
                                                 -------       -------

  Net loss                                      $  (0.03)     $  (0.03)
                                                 =======       =======
Weighted average common share
  and common share equivalents
  Basic and diluted                           19,278,813    19,239,470
                                              ==========    ==========



Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                                           2003          2002
                                                          ------        ------
   Cash Flows From Continuing Operating Activities:
     Net loss                                            $  (570)      $  (611)
     Adjustments to reconcile net loss to net
      cash used in operating activities
        Net loss from discontinued operations                517           175
        Depreciation, depletion and amortization             135            78
        Loss on sale of property and equipment                --             3
        Loss (gain) on sales of investments-
          marketable securities                               11           (24)
        Holding (gains) losses - marketable securities       (29)            1
        Minority interest in loss of
          consolidated subsidiary                             (1)           (1)
        Compensation cost resulting from grant of
          options to acquire Common Stock                     38            --
        Compensation cost resulting from sale of
          interest in oil and gas property                    --            45
        Compensation cost of Common Stock/Treasury
           Stock issued                                       --             9
        Loss on acquisitions of minority interest             --             2
       (Increase) decrease in deferred tax asset             (22)          (53)
        Increase (decrease) in deferred tax liability         22            53

      Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                            (72)           36
        Other current assets                                  20            --
        Other assets                                         (12)         (143)
       Increase (decrease) in liabilities:
        Accounts payable                                     (16)          182
        Accrued expenses                                      26           116
                                                          ------        ------
   Net cash provided by (used in) continuing
       operating activities                                   47          (132)
                                                          ------        ------

   Cash Flows From Discontinued Operating Activities:
     Net loss                                               (517)         (175)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation, depletion and amortization             178           433
        Loss (gain) on sale of property, plant and
          equipment                                           25            (1)
        Decrease (increase) in deferred tax asset             28           (23)
       (Decrease) increase in deferred tax liability         (28)           23

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

RESTATEMENTS

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

A review of the Company's engineered proved reserves at December 31, 2002, by the Securities and Exchange Commission resulted in the exclusion of certain proved undeveloped reserves, totaling 10,190 mmcf of gas and 250,000 barrels of oil. These decreases in the quantity of proved reserves resulted in the following increases to the Company's cost depletion expense and accumulated depreciation and depletion accounts as previously reported at March 31, 2003, and for the three months then ended (in thousands):

                                Accumulated Depreciation      Depletion
                                     and depletion             expense
                                ------------------------      ---------
Previously reported at March
   31, 2003                              $  1,067              $    67
Increase for year 2002                        235                   --
Increase for three months ended
  March 31, 2003                               64                   64
                                         -------               -------
Restated                                 $  1,366              $   131
                                         ========              =======


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

                                                           United
                                               Canada      States      Total
                                              --------    --------    -------
Sales:
  Three months ended March 31, 2003           $    --     $   689     $   689
                                               ======      ======      ======
  Three months ended March 31, 2002           $     2     $   266     $   268
                                               ======      ======      ======

At March 31, 2003:
  Oil and gas properties (net)                $    --     $ 5,060     $ 5,060
                                               ======      ======      ======
  Land                                        $   214     $    --     $   214
                                               ======      ======      ======
  Other property and equipment (net)          $    --     $     1     $     1
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

Depreciation, depletion and amortization was $135,000 in 2003 and $78,000 in 2002. This increase is due to the increase in production volumes in 2003 and an increase in the depletion rate per BOE from $5.17 in 2002 to $6.49 in 2003.

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

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     A review of the Company's engineered proved reserves at December 31, 2002, by the Securities and Exchange Commission resulted in the exclusion of certain proved undeveloped reserves, totaling 10,190 mmcf of gas and 250,000 barrels of oil. These decreases in the quantity of proved reserves resulted in a $64,000 increase in the Company's cost depletion expense for the three months ended March 31, 2003.

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

                                   CAPCO ENERGY, INC.


Dated: August 14, 2003             By: /s/ Ilyas Chaudhary
                                   ------------------------
                                   Ilyas Chaudhary, Chief Executive Officer

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