Form 10QSB
period 2003-06-30
CAPCO ENERGY INC
filed 2003-08-21
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

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

                           [ X ]    Yes       [ ]        No

There were 19,272,777 shares of the Registrant's $.001 par value common stock outstanding as of August 7, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $     10
  Investment in equity securities - marketable                   128
  Accounts receivable-trade, net of
    allowance of $48                                             149
  Accounts receivable, related parties                            51
  Deferred tax asset                                              30
  Other current assets                                            17
                                                              ------

     Total Current Assets                                        385

Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $1,552        4,897

Other Assets:
  Assets held for sale (note 2)                               16,785
  Land                                                           214
  Deferred tax asset                                              66
  Other assets                                                    27
                                                              ------
     Total Assets                                           $ 22,374
                                                              ======





Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                  JUNE 30, 2003
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

Current Liabilities:
  Accounts payable, trade                                   $    702
  Current maturities, long-term debt, including a
   related party                                                 567
  Accounts payable, related parties                               95
  Accrued expenses                                               510
  Deposit on sale                                                300
                                                             -------
     Total Current Liabilities                                 2,174
                                                             -------

Non-current Liabilities:
  Long term debt, less current maturities                         84
  Deferred tax liability                                          96
                                                             -------
     Total Non-current Liabilities                               180


Liabilities attributable to assets held for sale (note 2)     15,521

Deferred gain attributable to business under contract
  for sale, net of taxes (note 3)                                181

Minority Interest in Consolidated Subsidiary                     356
                                                             -------
     Total Liabilities                                        18,412
                                                             -------

Commitments and Contingencies                                     --

Stockholders' Equity:
Preferred stock, $1.00 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,574,554 shares issued                                        20
Additional paid in capital                                     1,327
Treasury stock, 301,777 shares, at cost                         (127)
Cumulative other comprehensive income                            (21)
Retained earnings                                              2,470
                                                             -------
     Total Stockholders' Equity                                3,962
                                                             -------
     Total Liabilities and
     Stockholders' Equity                                   $ 22,374
                                                             =======

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                For the Three Months ended June 30, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)

                                                  2003          2002
                                                --------      --------
                                                             (restated)

Sales                                           $    846      $    128
Cost of sales                                        286           126
                                                 -------       -------
     Gross profit                                    560             2
                                                 -------       -------

General and administrative expenses                  330           456
Depreciation, depletion and amortization             187            38
                                                 -------       -------
     Total operating expenses                        517           494
                                                 -------       -------
     Income (loss) from operations                    43          (492)

Other Income (Expenses):
  Interest expense                                   (34)          (45)
  (Losses) gains on sales of investments-
     marketable securities                            (1)          254
  Holding gains (losses)-marketable securities        49           (65)
  Gain on sale of oil and gas property                --           299
  Loss on acquisitions of minority interest                        (76)
  Other                                               --            --
                                                 -------       -------
     Income (loss) from continuing operations
       before taxes and minority interest             57          (125)

Provision for income taxes                            --            --
Minority interest in loss of consolidated
  subsidiary                                           1          (132)
                                                 -------       -------
     Income (loss) from continuing operations         58          (257)

Discontinued operations: (note 2)

Loss from operations of business transferred
  under contractual obligation during
  the year 2002 (net of applicable income tax
  benefit of $ -0-)                                   --          (244)

(Loss) income from operations of business
  transferred under contractual
  obligation in April 2003 (net of
  applicable income tax benefit of $ -0-)           (442)        1,454

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Three Months ended June 30, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                  2003          2002
                                                 ------        ------
                                                             (restated)

Net (loss) income                                   (384)          953
                                                 -------       -------
Other comprehensive loss-net of tax
  Foreign currency translation adjustment            (10)           (3)
  Unrealized loss from investments-
    marketable securities                             --           153
                                                 -------       -------
                                                     (10)          150
                                                 -------       -------

Less:  minority interest in comprehensive
  loss of consolidated subsidiary                      1           (23)
                                                 -------       -------

Comprehensive (loss) income                     $   (393)     $  1,080
                                                 =======       =======


Earnings per share, basic and diluted:
  Income (loss) from continuing operations      $     --      $  (0.01)
  (Loss) income from discontinued operations,
    including business transferred under
    contractual obligation                         (0.02)         0.06
                                                 -------       -------

  Net loss                                      $  (0.02)     $   0.05
                                                 =======       =======
Weighted average common share
  and common share equivalents
  Basic and diluted                           19,272,634    19,316,954
                                              ==========    ==========



Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                          CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Six Months ended June 30, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)

                                                  2003          2002
                                                --------      --------
                                                             (restated)

Sales                                           $  1,535      $    396
Cost of sales                                        617           283
                                                 -------       -------
     Gross profit                                    918           113
                                                 -------       -------

General and administrative expenses                  683           815
Depreciation, depletion and amortization             322           116
                                                 -------       -------
     Total operating expenses                      1,005           931
                                                 -------       -------
     Loss from operations                            (87)         (818)

Other Income (Expenses):
  Interest expense                                   (76)         (174)
  (Losses) gains on sales of investments-
     marketable securities                           (12)          278
  Holding gains (losses)- marketable securities       78           (66)
  Gain on sale of oil and gas property                             299
  Loss on acquisitions of minority interest          100           (81)
                                                 -------        ------
     Income (loss) from continuing operations
       before taxes and minority interest              3          (562)

Provision for income taxes                            --            --
Minority interest in loss (income) of
  consolidated subsidiary                              2          (131)
                                                 -------       -------
     Income (loss) from continuing operations          5          (693)

Discontinued operations: (note 2)

Loss from operations of business transferred
  under contractual obligation during
  the year 2002 (net of applicable income tax
  benefit of $ -0-)                                   --          (340)

(Loss)  income  from  operations  of  business
  transferred  under  contractual obligation
  in April 2003 (net of applicable income
  tax benefit of $ -0-)                             (959)        1,375

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Six Months ended June 30, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                  2003          2002
                                                 ------        ------
                                                             (restated)

Net (loss) income                                   (954)          342
                                                 -------       -------
Other comprehensive loss-net of tax
  Foreign currency translation adjustment            (18)           (5)
  Unrealized loss from investments-
    marketable securities                             --          (612)
                                                 -------       -------
                                                     (18)         (617)
                                                 -------       -------

Less:  minority interest in comprehensive
  loss (income) of consolidated subsidiary             2           (23)
                                                 -------       -------

Comprehensive loss                              $   (970)     $   (298)
                                                 =======       =======


Earnings per share, basic and diluted:
  Income (loss) from continuing operations      $     --      $  (0.03)
  (Loss) income from discontinued operations,
    including businesses transferred under
    contractual obligations                        (0.05)         0.05
                                                 -------       -------

  Net (loss) income                             $  (0.05)     $   0.02
                                                 =======       =======
Weighted average common share
  and common share equivalents
  Basic and diluted                           19,275,706    19,316,954
                                              ==========    ==========








Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                                           2003          2002
                                                          ------        ------
   Cash Flows From Continuing Operating Activities:
     Net (loss) income                                   $  (954)      $   342
     Adjustments to reconcile net (loss) income
      to net cash used in operating activities:
        Net loss (income) from discontinued operations       959        (1,035)
        Depreciation, depletion and amortization             322           116
        Gain on sale of oil and gas property                  --          (299)
        Losses (gains) on sales of investments-
          marketable securities                               12          (278)
        Holding (gains) losses - marketable securities       (78)           66
        Loss on acquisitions of minority interest             --            81
        Minority interest in (loss) income of
          consolidated subsidiary                              2           131
        Compensation cost resulting from grant of
          options to acquire Common Stock                     38            70
        Compensation cost resulting from sale of
          interest in oil and gas property                    --            44
        Compensation cost of Common Stock/Treasury
           Stock                                              --             9
        Decrease (increase) in deferred tax asset             78          (110)
       (Decrease) increase in deferred tax liability         (78)          110

      Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                            (73)          243
        Other current assets                                  30            --
        Other assets                                          85           (55)
       Increase (decrease) in liabilities:
        Accounts payable                                    (160)         (215)
        Accrued expenses                                      93          (234)
                                                          ------        ------
   Net cash provide by (used in) continuing
       operating activities                                  276        (1,014)
                                                          ------        ------

   Cash Flows From Discontinued Operating Activities:
     Net (loss) income                                      (959)        1,035
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation, depletion and amortization             390           866
        Loss (gain) on sale of assets                        147        (1,445)
        Decrease (increase) in deferred tax asset            214          (111)
       (Decrease) increase in deferred tax liability        (214)          111

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                            2003          2002
                                                           ------        ------
     Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                             13        (1,476)
        Inventory                                          1,114            94
        Other current assets                                (402)         (259)
        Other assets                                         (89)           43
       Increase (decrease) in liabilities:
        Accounts payable                                     521           697
        Accrued expenses                                     (19)         (147)
        Taxes payable                                       (388)           30
                                                          ------        ------
   Net cash provided by (used in) discontinued
       operating activities                                  328          (562)
                                                          ------        ------
   Net cash provided by (used in) all operating
       activities                                            604        (1,576)
                                                          ------        ------
   Cash Flows From Continuing Investing Activities
     Deposit received for sale of subsidiary equity
        interest                                             300            --
     Net advances from related parties                       585           271
     Equity contribution to subsidiary                      (400)           --
     Proceeds from sale of property and equipment             --         1,099
     Capital expenditures for oil and gas property           (39)         (477)
     Proceeds from sale of marketable securities              63         1,567
     Purchase of marketable securities                        (2)         (408)
     Notes receivable loans                                   --          (103)
                                                          ------        ------
   Net cash provided by continuing investing activities      507         1,949
                                                          ------        ------
   Cash Flows From Discontinued Investing Activities:
     Cash applicable to assets held for sale                   7           (81)
     Net (advances) repayments with related parties         (305)           30
     Cash proceeds from sale of equity investment            766           850
     Cash proceeds from sale of property                      27            --
     Cash proceeds from equity contribution                  400            --
     Purchase of property and equipment                       --          (275)
     Notes receivable payments, net                           25            23
                                                          ------        ------
   Net cash provided by discontinued investing
      activities                                             920           547
                                                          ------        ------
   Net cash provided by all investing activities           1,427         2,496
                                                          ------        ------
(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)

                                                            2003          2002
                                                           ------        ------
 Cash Flows From Continuing Financing Activities:

     Proceeds from long-term debt                             --           200
     Payment on long term debt                              (772)       (1,203)
     Sale of Common Stock and exercise of options             --             6
     Purchase of Common Stock                                 (3)           --
                                                          ------        ------
   Net cash used in continuing financing activities         (775)         (997)
                                                          ------        ------
Cash Flows from Discontinued Financing Activities:
     Net (payments) advances  on revolver                   (593)          285
     Increase in book overdraft                               58            74
     Payment on long term debt                              (401)         (799)
    (Decrease) increase in restricted cash                  (312)          359
                                                          ------        ------
   Net cash used in discontinued financing
      activities                                          (1,248)          (81)
                                                          ------        ------
   Net cash used in all financing activities              (2,023)       (1,078)
                                                          ------        ------

   Net increase (decrease) in cash                             8          (158)
   Cash, beginning of period                                   2           190
                                                          ------        ------
   Cash, end of period                                   $    10       $    32
                                                          ======        ======

Supplemental disclosure of cash flow information for continuing operations:

Interest paid                                            $    59       $   288
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

Supplemental disclosure of cash flow information for discontinued operations:

Interest paid                                            $   344       $   454
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                           2003          2002
                                                          ------        ------
Supplemental disclosure of non-cash financing and investing activities for continuing operations:

Marketable securities reduced for carrying
  value adjustments                                                    $ 1,936
                                                                        ======

Note receivable exchanged for marketable securities                    $   103
                                                                        ======
Notes receivable received as consideration
  for sale of investment in subsidiary                   $ 2,200       $    --
                                                          ======        ======

Long-term debt reduced for assets sold/exchanged                       $ 1,399
                                                                        ======

Long-term debt issued for property acquisition                         $ 1,533
                                                                        ======

Long-term debt issued for accounts payable                             $   129
                                                                        ======

Common Stock retired in exchange for assets                            $    44
                                                                        ======

Common Stock/options issued for services                               $    79
                                                                        ======
Common Stock issued for acquisition of
  minority interests                                                   $   132
                                                                        ======
Treasury Stock issued in settlement of liability                       $    25
                                                                        ======

Supplemental disclosure of non-cash financing and investing activities for discontinued operations:

Account receivable converted to note receivable                        $    31
                                                                        ======
Note receivable received upon sale of investment
  in closely held business                                             $ 1,850
                                                                        ======
Note receivable and account receivable provided as
 proceeds in connection with sale of preferred
 membership interests                                    $   349       $    --
                                                          ======        ======
Long-term debt and accrued expenses reduced for
  property sold/exchanged                                $   975       $   636
                                                          ======        ======

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2003

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had recurring losses and negative cash flows from operations in each of the last two fiscal years, and negative working capital as of June 30, 2003. The Company is party to certain lending agreements either as obligor or guarantor, for which the Company is either in default or in violation of debt covenants, and the lenders have not provided waivers. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The Company has already taken steps to improve its operating income and satisfy its working capital requirements.

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002 are providing positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow is being used to retire indebtedness that was incurred when the property was acquired. From the time that the property was acquired in June 2002 to June 30, 2003, the acquisition debt was reduced by approximately $1,303,000, to a balance of $25,000 at June 30, 2003. It is anticipated that the remaining indebtedness will be paid in full during the third quarter of year 2003, after which the net cash flow will be paid to the Company.

2. In November 2002, the Company's wholly-owned oil and gas production subsidiary, Jovian Energy, Inc., filed an initial registration statement for the purpose of registering for sale 20% of that company's equity securities in a public offering, on a best-efforts, all-or-none basis. In July 2003, the Company's Board of Directors authorized the withdrawal of the registration statement due to a pending acquisition that could not be undertaken while the registration filing was in process.

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

5. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million, plus other consideration. The Company's board of directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003. The sale closed in April 2003 at which time the Company had received a nonrefundable deposit in the amount of $300,000, 4,000,000 shares of common stock of Network Fueling Corp., a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 million due April 30, 2004. In addition, the purchaser provided 3,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes.

6. In July 2003, the Company announced that it had entered into an agreement to acquire as much as 50% of a $108 million acquisition package consisting of producing oil and gas leases, pipelines and gathering systems, gas plants and undeveloped leasehold interests. Closing of the acquisition is scheduled for later this year. The Company's participation in the acquisition will be determined by its capital contribution, expected to consist of bank financing and equity funding, when the acquisition is closed.

In connection with some of the transactions described above, the Company is considering the availability of equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.

Management believes that an increase in cash flow from (1) existing properties, and (2) properties to be acquired during the year 2003, coupled with proceeds from the sales of business segments designated for divestiture, will enable the Company to meet its working capital requirements.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's subsidiaries are Jovian Energy, Inc. ("Jovian"), formerly named Capco Resource
Corporation, and its subsidiaries, Capco Asset Management, Inc. ("CAM") and Capco Resources Ltd. ("CRL") (88.9% equity interest). Effective January 1, 2003, the Company agreed to sell Meteor Enterprises, Inc. ("Enterprises"), including all of that company's subsidiaries. Significant subsidiaries of Enterprises include Meteor Marketing, Inc. ("Marketing"), and Graves Oil & Butane Co., Inc. ("Graves"). The results of operations of Enterprises for the three and six month periods ended June 30, 2003 and 2002, are reported as discontinued operations.

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

If, as a result of price changes or other factors, Marketing is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit agreement could be limited. If that were to occur, Marketing would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available. As of June 30, 2003, Marketing was out of compliance with several covenants contained in the agreement. Marketing did not obtain a waiver from the lender for noncompliance at June 30, 2003.

MAJOR CUSTOMERS

One customer accounted for 80% of the Company's net sales for the three months ended June 30, 2003. Three customers accounted for 55%, 26% and 17%, respectively, of the Company's net sales for the three months ended June 30, 2002. Three customers accounted for 46%, 21% and 14%, respectively, of the Company's accounts receivable at June 30, 2003.

LONG-TERM DEBT

During the quarter ended June 30, 2003, the Company retired indebtedness in the total amount of $361,000 from net cash flow provided by the oil and gas properties acquired in June 2002.

COMMON STOCK

During the quarter ended June 30, 2003, the Company had the following equity transactions:

The Company sold 1,300 shares of Treasury Stock, realizing proceeds of $400.

STOCK BASED COMPENSATION

During the quarter ended June 30, 2003, the Company granted to employees and directors 1.9 million options to acquire Common Stock at an exercise price of $0.25, which price was in excess of market price on the date of grant. The options vested immediately and are exercisable over a period of five years from date of grant.

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS 123 and SFAS 148, the Company's net (loss) income for the three and six month periods ended June 30, 2003 and 2002, would have been adjusted to the pro forma amounts indicated below (in thousands):

                                    Three Months         Six Months
                                   Ended June 30,      Ended June 30,
                                  2003       2002      2003      2002
                                 ------     ------    ------    ------
   Net (loss) income:
     As reported                $ (384)     $ 953   $  (954)    $ 342
     Compensation recognized
       under SFAS 123           $ (373)     $ (20)  $  (390)    $ (41)
     Proforma                   $ (757)     $ 933   $(1,344)    $ 301

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions used for grants in 2003: no dividends; expected lives of 4.9 years; expected volatility of 11.9%; and risk free rate of return of 2.27%. The weighted average fair value of the purchase rights granted in 2003 was $0.19. There were no options granted during the six month period ended June 30, 2002. Compensation expense recognized under SFAS 123 for the three and six month periods ended June 30, 2002, is attributable to the portion of options granted in prior periods that vested in 2002.

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

RESTATEMENT

As of March 31, 2000, a change was made to the Company's reporting of the components of comprehensive income (loss) (cumulative foreign currency translation adjustment and cumulative unrealized gains (losses) from marketable securities) to reflect participation of minority interest holders, wherever applicable, in the components of comprehensive income (loss). The change had no effect on net income, or earnings per share, as previously reported for the six and three month periods ended June 30, 2002. The effect of the restatement to the statements of comprehensive income (loss) for the three and six month periods ended June 30, 2002, is as follows (in thousands):

                                             As Previously
                                                Reported         As Restated
                                                --------         -----------

        Three months ended June 30, 2002         $ 1,102           $ 1,080
        Six months ended June 30, 2002           $  (276)          $  (298)

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

In March 2003, the Company received a proposal from Sedco, Inc. ("Sedco"), a private company owned by Ilyas Chaudhary, the Company's Chief Executive Officer, to acquire Enterprises, except for 4.0 million shares of Enterprises' equity ownership in Network Fueling Corp. ("NFC"), at a cash price of $2.5 million, effective January 1, 2003. The Company's Board of Directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003. The sale closed in April 2003 at which time the Company had received a nonrefundable deposit in the amount of $300,000, a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 millio due April 30, 2004. In addition, Sedco provided 3,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes.

Due to the substantial risk of loss to the Company attributable to the sale at June 30, 2003, the Company has continued to account for this plan to dispose of the petroleum marketing operation by classifying the underlying assets and liabilities on the Balance Sheet as "Assets held for sale" and "Liabilities attributable to assets held for sale". The historical operations of the business operations subject to the disposition have been presented in the statements of operations and statements of cash flows as discontinued operations.

The cash deposit of $300,000 and the two notes receivables in the aggregate amount of $2.2 million dollars are classified as a deposit in the Company's financial statements at June 30, 2003.

Assets and liabilities held for sale at June 30, 2003, consisted of the following (in thousands):

              Assets:
              Current assets                                $ 10,185
              Property, plant and equipment,
               net of accumulated depreciation of $1,599       5,379
              Other assets                                     1,221
                                                             -------
                    Total assets                            $ 16,785
                                                             =======
              Liabilities:
              Current liabilities                           $ 13,717
              Long term liabilities                            1,804
                                                             -------
                    Total liabilities                       $ 15,521
                                                             =======

Included in current assets are accounts receivable and inventories in the amount of $6.5 million and $1.9 million, respectively, a portion of which collateralize Marketing's revolving credit facility.

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

Current liabilities include accounts payable and the outstanding debt under the revolving credit facility ("Agreement") in the amount of $6.4 million and $5.6 million, respectively. On March 3, 2003, Marketing and the lender, without waiving any of the remedies available to it under the default provisions of the Agreement, executed an amendment to the Agreement that included the following changes: extension of the maturity date to May 31, 2003 (which was subsequently extended to September 5, 2003); determination of borrowing base redefined, including a scheduled reduction in the accounts receivable advance rate; implementation of default rate of interest of an additional 2% per annum, effective January 1, 2003; requirement for an unconditional, unlimited guaranty executed by Ilyas Chaudhary, Chief Executive Officer; payment of facility fees in the amount of $13,000; and the receipt of a Contribution Agreement executed by Ilyas Chaudhary, the Company, Enterprises and Marketing, acknowledging that a cash equity contribution of not less than $500,000 will be made to Marketing on or before April 15, 2003. The Contribution Agreement requires that the cash equity contribution of $500,000 be paid directly to the lender for application against the outstanding loan balance of the revolving loan. As of June 30, 2003, a total of $400,000 had been funded to the lender for the equity contribution to Marketing. The amount available under the revolving credit facility ("borrowing base") is a function of the sum of eligible accounts receivable and inventory as defined by the Agreement. At June 30, 2003, the borrowing base was approximately $5.6 million. Advances under the facility are subject to the lender's default interest rate (8.75% at June 30, 2003). Additionally, Marketing pays an annual commitment fee of 0.25% of the maximum commitment.

The terms of the Agreement contain, among other provisions, requirements for maintaining certain net worth, minimum earnings after taxes, minimum debt service coverage, and other financial ratios and specific limits on additional indebtedness, equity financing, liens and merger activity. During the three-month period ended June 30, 2003, and at June 30, 2003, Marketing was out of compliance with several covenants contained in the Agreement. Marketing did not obtain a waiver from the lender for noncompliance at June 30, 2003.

Included in current liabilities and long-term liabilities is term debt in the amount of $1.7 million.

The Company is a guarantor of a portion of indebtedness that was included in the sale of its propane distribution operation in April 2002, and the lender has yet to release the Company from the guarantee and execute transfer documents regarding an asset that collateralized the debt. As a result, the Company has included in its balance sheet at June 30, 2003, under the captions "Assets held for sale" and "Liabilities attributable to assets held for sale" the amount of $500,000 to reflect the underlying asset value and outstanding debt balance at June 30, 2003, applicable to this transfer.

Summarized below are the results of discontinued operations for the three and six month periods ended June 30, 2003 and 2002. Year 2002 includes the operating results of the operations that were sold during the year 2002 (in thousands):

                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                       2003        2002       2003        2002
                                       ----        ----       ----        ----

         Sales                       $16,488     $25,880    $38,040     $50,125
         Gross profit                $ 2,999     $ 4,038    $ 6,552     $ 8,149
         Loss from operations        $  (186)    $   (65)   $  (549)    $  (100)
         Net loss from operations    $  (442)    $ 1,210    $  (959)    $ 1,035


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

The Company agreed to continue to operate the businesses for a period of time subsequent to the date of sale to allow the buyer time to make separate credit arrangements with lenders and suppliers, and to negotiate for the removal of the Company as the guarantor of a significant portion of the indebtedness assumed by the buyer. At June 30, 2003, approximately $3.9 million of indebtedness was owed to one lender, and the Company was in default on the indebtedness at the time of sale. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender, but no settlement has been reached at this time. The sales transaction resulted in a gain to the Company in the amount of $181,000; however, due to the significant risk still assumed by the Company in the form of the loan guarantees, the gain has been deferred until such time that the risk has either been significantly reduced or eliminated.

The Company has evaluated the exposure relating to the debt guarantees and has determined that there is sufficient value in the underlying assets so that the Company will not incur a loss from this disposal, and, therefore, has not recorded a provision for any loss contingency.

The Company is a guarantor of vehicle financing contracts that were executed by Enterprises in 2003 prior to management's decision to sell that company.
Financing contracts in the total amount of approximately $1.0 million were outstanding as of June 30, 2003.

NOTE 4 -- EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding for the three month periods ended June 30, 2003 and 2002, would have increased for 2,652,429 and 3,692,728 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The Company's weighted average shares outstanding for the six month periods ended June 30, 2003 and 2002, would have increased for 2,768,272 and 3,874,388 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The options did not have a dilutive effect for the periods presented as the market price of the Company's Common Stock exceeded the respective exercise prices of the options. Under the treasury method of calculating the additional shares outstanding, the effect would have been antidilutive.


NOTE 5 -- BUSINESS SEGMENTS

During the three and six month periods ended June 30, 2003 and 2002, the Company operated in one business segment: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and most of its operations are located in the United States of America. A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                                           United
                                               Canada      States      Total
                                              --------    --------    -------
Sales:
  Three months ended June 30, 2003            $    --     $   846     $   846
                                               ======      ======      ======
  Three months ended June 30, 2002            $     1     $   127     $   128
                                               ======      ======      ======
  Six months ended June 30, 2003              $    --     $ 1,535     $ 1,535
                                               ======      ======      ======
  Six months ended June 30, 2002              $     3     $   393     $   396
                                               ======      ======      ======
At June 30, 2003:
  Oil and gas properties (net)                $    --     $ 4,897     $ 4,897
                                               ======      ======      ======
  Land                                        $   214     $    --     $   214
                                               ======      ======      ======
  Other property and equipment (net)          $    --     $    --     $    --
                                               ======      ======      ======

NOTE 6 - SUBSEQUENT EVENTS

In October 2002, the Company's Board of Directors approved a plan to raise capital from an initial public offering of 20% of the Company's equity ownership of its oil and gas producing subsidiary. The initial registration statement for the offering was filed in November 2002. In July 2003, the Company's Board of Directors authorized the withdrawal of the registration statement due to a pending acquisition that could not be undertaken while the registration filing was in process.

Marketing  is a borrower  under the terms of a  revolving  Credit  and  Security
Agreement ("Agreement") that was scheduled to expire on June 30, 2003. The maturity date of the Agreement was subsequently extended to September 5, 2003.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO JUNE 30, 2002

Capco's revenues from oil and gas activities were $0.8 million in 2003 compared to $0.1 million in 2002. This increase is due to increases in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE increased to $29.65 in 2003 from $21.98 in 2002, resulting in an increase in revenue of $47,000. Total production was 28,500 BOE in 2003, compared with 5,800 BOE in 2002, resulting in an increase in revenue of $0.7 million. Production from the Michigan properties acquired in June 2002 totaled 23,000 BOE in 2003; sale of the Buried Hills property in Kansas in May 2002 resulted in a comparative production decrease of 2,800 BOE in 2003.

Capco's cost of sales increased to $0.3 million in 2003 from $0.1 million in 2002, due principally to the increase in production volumes from 5,800 BOE in 2002 to 28,500 BOE in 2003.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.3 million in 2003 and $0.5 million in 2002. The decrease is due to the closing of field offices in 2002, and the cost savings realized from relocation of the Company's administrative office from Orange, California to Denver, Colorado in February 2003.

Depreciation, depletion and amortization was $0.2 million in 2003 and $38,000 in 2002. This change is attributable to the increase in production volumes in 2003 and the addition of the cost of the Michigan acquisition to the full cost pool in 2002.

Interest expense decreased to $34,000 in 2003 from $45,000 in 2002, due principally to a reduction in outstanding debt balances during the respective periods. Gains (losses) from sales of marketable securities, including unrealized holding gains (losses), decreased to a gain of $48,000 in 2003 from a gain of $0.2 million in 2002, as the Company had liquidated a significant portion of it marketable securities portfolio in prior periods.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO JUNE 30, 2002

Capco's revenues from oil and gas activities were $1.5 million in 2003 compared to $0.4 million in 2002. This increase is due to increases in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE increased to $31.46 in 2003 from $19.05 in 2002, resulting in an increase in revenue of $0.2 million. Total production was 48,700 BOE in 2003, compared with 20,200 BOE in 2002, resulting in an increase in revenue of $0.9 million. Production from the Michigan properties acquired in June 2002 totaled 38,600 BOE in 2003; sale of the Buried Hills property in Kansas in May 2002 resulted in a comparative production decrease of 9,700 BOE in 2003.

Capco's cost of sales increased to $0.6 million in 2003 from $0.3 million in 2002, due principally to the increase in production volumes from 20,200 BOE in 2002 to 48,700 BOE in 2003.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.7 million in 2003 and $0.8 million in 2002. The decrease is due to the closing of field offices in 2002, and the cost savings realized from relocation of the Company's administrative office from Orange, California to Denver, Colorado in February 2003.

Depreciation, depletion and amortization was $0.3 million in 2003 and $0.1 million 2002. This change is attributable to the increase in production volumes in 2003 and the addition of the cost of the Michigan acquisition to the full cost pool in 2002.

Interest expense decreased to $76,000 in 2003 from $0.2 million in 2002, due principally to a reduction in the average balance of interest-bearing indebtedness from $2.6 million in 2002 to $1.0 million in 2003. Gains (losses) from sales of marketable securities, including unrealized holding gains (losses), decreased to a gain of $66,000 in 2003 from a gain of $0.2 million in 2002, as the Company had liquidated a significant portion of it marketable securities portfolio in prior periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had a working capital deficit of $1.8 million. Included in this deficit is a non refundable cash deposit in the amount of $0.3 million which the Company received in connection with the sale of it equity interest in Enterprises. Exclusive of the cash deposit, the Company's working capital deficit decreased from $2.0 million at March 31, 2003, to $1.5 million at June 30, 2003, due principally to the repayment of an obligation incurred in connection with a producing property acquisition in 2002. It is estimated that the balance remaining on this obligation will be paid in full during the third quarter of year 2003, after which the net cash flow will be paid to the Company.

Management of the Company has implemented plans and initiated actions in an effort to reduce the working capital deficit. These actions include the following:

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002 are providing positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow is being used to retire indebtedness that was incurred when the property was acquired. From the time that the property was acquired in June 2002 to June 30, 2003, the acquisition debt was reduced by approximately $1.3 million, to a balance of $25,000 at June 30, 2003. It is anticipated that the remaining indebtedness will be paid in full during the third quarter of year 2003, after which the net cash flow will be paid to the Company.

2. In November 2002, the Company's wholly-owned oil and gas production subsidiary, Jovian Energy, Inc., filed an initial registration statement for the purpose of registering for sale 20% of that company's equity securities in a public offering, on a best-efforts, all-or-none basis. In July 2003, the Company's Board of Directors authorized the withdrawal of the registration statement due to a pending acquisition that could not be undertaken while the registration filing was in process.

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

5. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million, plus other consideration. The Company's board of directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003.

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

6. In July 2003, the Company announced that it had entered into an agreement to acquire as much as 50% of a $108 million acquisition package consisting of producing oil and gas leases, pipelines and gathering systems, gas plants and undeveloped leasehold interests. Closing of the acquisition is scheduled for later this year. The Company's participation in the acquisition will be determined by its capital contribution, expected to consist of bank financing and equity funding, when the acquisition is closed.

In connection with some of the transactions described above, the Company is considering the availability of equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.


CONTINUING OPERARTIONS

Net cash provided by operating activities totaled $0.3 million for the six months ended June 30, 2003, compared to cash used in operating activities of $1.0 million for the six months ended June 30, 2002. In 2003, net loss, adjusted for reconciling items, provided a cash inflow of $0.3 million. Changes in assets and liabilities in 2003 resulted in a cash outflow of $25,000. In 2002, net income, adjusted for reconciling items, resulted in a cash outflow of $0.8 million. Changes in assets and liabilities resulted in a cash outflow of $0.3 million.

Net cash provided by investing activities totaled $0.5 million for the six months ended June 30, 2003, and $1.9 million for the six months ended June 30, 2002. Net advances from related parties in the amount of $0.6 million, were the principal sources of cash inflow in 2003. Proceeds from the sales of oil and gas property and marketable securities, less the cost of related capital expenditures and purchases, provided cash inflows of $0.6 million and $1.1 million, respectively, in 2002.

Net cash used in financing activities totaled $0.8 million for the six months ended June 30, 2003, and $1.0 million for the six months ended June 30, 2002. Payments on long term debt resulted in the cash outflows in both periods.

The Company has various loans which require principal payments of $0.6 million during the twelve month period ending June 30, 2004.

The Company is obligated to pay operating lease costs of approximately $24,000 during the twelve month period ending June 30, 2004 for land and facilities.

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


DISCONTINUED OPERATIONS

Net cash provided by operating activities totaled $0.3 million for the six months ended June 30, 2003, compared to cash used in operating activities of $0.6 million for the six months ended June 30, 2002. In 2003, net loss, adjusted for reconciling items, resulted in a cash outflow of $0.4 million. Changes in assets and liabilities in 2003 provided a cash inflow of $0.7 million. In 2002, net income, adjusted for reconciling items, provided a cash inflow of $0.4 million. Changes in assets and liabilities resulted in a cash outflow of $1.0 million.

Net cash provided by investing activities totaled $0.9 million for the six months ended June 30, 2003, and $0.5 million for the six months ended June 30, 2002. Proceeds from the sale of an equity investment of $0.8 million and an equity contribution of $0.4 million were the principal sources of cash inflow in 2003. Proceeds from the sale of an equity investment of $0.9 million was the principal source of cash inflow in 2002.

Net cash used in financing activities totaled $1.2 million for the six months ended June 30, 2003, and $0.1 million for the six months ended June 30, 2002. Payments on the revolving credit facility and on long term debt resulted in the cash outflows in 2003. In 2002, payments on long term debt in the amount of $0.8 million were reduced by borrowings on the revolver and an increase in restricted cash.

Enterprises has various loans which require principal payments of $0.5 million during the twelve month period ending June 30, 2004.

Enterprises is obligated to pay operating lease costs of approximately $0.4 million during the twelve month period ending June 30, 2004.

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

Item 3:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of June 30, 2003, the Company's management, with the participation of its chief executive officer and chief accounting officer, concluded that the Company's disclosure controls and procedures were adequate.

     The Company has implemented a process designed by, or under the supervision of, its principal executive and principal accounting officers, or persons performing similar functions, and effected by the Company's board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company's management, with the participation of its chief executive officer and chief accounting officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On June 19, 2003, the Company reported on two complaints filed in the District Court, City and County of Denver, Colorado, naming Meteor Marketing, Inc. and certain subsidiaries of Meteor Marketing, Inc. (collectively, Marketing) as defendants. Both complaints were filed seeking payment of certain obligations owed by Marketing. Marketing has reached agreement with both complainants, with each party agreeing to forestall any further action against Marketing for so long as Marketing maintains compliance with scheduled payment arrangements. At August 15, 2003, Marketing was in compliance with the agreed upon payment arrangements.


Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as part of this report:

          31.1(a) and (b) Rule  13a-14(a)/15d-14(a)  Certifications  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 (a) and (b) Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934) .


     (b)   Reports on Form 8-K

           Current Report on Form 8-K dated May 16, 2003, which reported events under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

           Current Report on Form 8-K dated June 19, 2003, which reported events under Item 5, Other Events.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPCO ENERGY, INC.


Dated: August 21, 2003             By: /s/ Ilyas Chaudhary
                                   ------------------------
                                   Ilyas Chaudhary, Chief Executive Officer