Form 10QSB
period 2003-09-30
CAPCO ENERGY INC
filed 2003-12-10
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 2003

                                      OR

    [ ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934.

       For the transition period from _______, 19___ to _______, 19___.


                         Commission File Number: 0-10157

                               CAPCO ENERGY, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               COLORADO                                84-0846529
    --------------------------------            -----------------------
    (State or Other Jurisdiction of             (IRS Employer Identi-
     Incorporation or Organization)                fication Number)


                          12241 NEWPORT AVE., SUITE 221
                           SANTA ANA, CALIFORNIA  92705
                     --------------------------------------
                     Address of Principal Executive Offices

                                 (714) 734-6876
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

               1401 BLAKE STREET, SUITE 100, DENVER, COLORADO  80202
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

                           [ X ]    Yes       [ ]        No

There were 19,272,777 shares of the Registrant's $.001 par value common stock outstanding as of November 30, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 2003
                                   (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $     13
  Investment in equity securities - marketable                   114
  Accounts receivable-trade, net of
    allowance of $48                                             501
  Accounts receivable, related parties                            52
  Deferred tax asset                                              35
  Other current assets                                            18
                                                              ------

     Total Current Assets                                        733

Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $1,704        4,890

Other Assets:
  Assets attributable to businesses under contract
    for sale (note 3)                                          3,933
  Land                                                           214
  Deferred tax asset                                             110
  Other assets                                                   526
                                                              ------
     Total Assets                                           $ 10,406
                                                              ======





Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                SEPTEMBER 30, 2003
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

Current Liabilities:
  Accounts payable, trade                                   $    820
  Current maturities, long-term debt, including a
   related party                                                 542
  Accounts payable, related parties                              248
  Accrued expenses                                               516
                                                             -------
     Total Current Liabilities                                 2,126
                                                             -------

Non-current Liabilities:
  Long term debt, less current maturities                        584
  Deferred tax liability                                         145
                                                             -------
     Total Non-current Liabilities                               729
                                                             -------

Liabilities attributable to businesses under contract
  for sale, net of taxes (note 3)                              4,114

Minority Interest in Consolidated Subsidiary                     356
                                                             -------
     Total Liabilities                                         7,325
                                                             -------

Commitments and Contingencies                                     --

Stockholders' Equity:
Preferred stock, $1.00 par value; authorized
  10,000,000 shares, 292,947 shares issued
  and outstanding                                                293
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  19,574,554 shares issued                                        20
Additional paid in capital                                     1,327
Treasury stock, 301,777 shares, at cost                         (127)
Cumulative other comprehensive loss                              (21)
Retained earnings                                              1,589
                                                             -------
     Total Stockholders' Equity                                3,081
                                                             -------
     Total Liabilities and
     Stockholders' Equity                                   $ 10,406
                                                             =======

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             For the Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)

                                                  2003          2002
                                                --------      --------
                                                             (restated)

Sales                                           $    819      $    477
Cost of sales                                        286           212
                                                 -------       -------
     Gross profit                                    533           265
                                                 -------       -------

General and administrative expenses                  235           296
Depreciation, depletion and amortization             152           122
                                                 -------       -------
     Total operating expenses                        387           418
                                                 -------       -------
     Income (loss) from operations                   146          (153)

Other Income (Expenses):
  Interest income                                     43             5
  Interest expense                                   (22)          (56)
  Gains (losses) on sales of investments-
     marketable securities                             1          (116)
  Holding losses-marketable securities               (14)          (45)
  Gain on sale of oil and gas property                --            20
                                                 -------       -------
     Income (loss) from continuing operations
       before taxes and minority interest            154          (345)

Provision for income taxes                            --            --
Minority interest in loss of consolidated
  subsidiary                                          (1)            5
                                                 -------       -------
     Income (loss) from continuing operations        153          (340)

Discontinued operations: (note 2)

Loss from operations of business transferred under
  contractual obligation during the year 2002
 (net of applicable income tax benefit of $ -0-)      --          (136)

Loss from operations of business transferred under
  contractual obligation to a related party during
  the period ended September  30, 2003 (net of
  applicable income tax benefit of $-0-)            (305)         (285)

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             For the Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                   2003          2002
                                                  ------        ------
                                                             (restated)

Loss on disposal of discontinued operations
  to a related party                                (730)           --
                                                 -------       -------

Net loss                                            (882)         (761)
                                                 -------       -------
Other comprehensive loss-net of tax
  Foreign currency translation adjustment             --             4
  Unrealized loss from investments-
    marketable securities                             --          (179)
                                                 -------       -------
                                                      --          (175)
                                                 -------       -------
Less:  minority interest in comprehensive
  loss of consolidated subsidiary                     --            23
                                                 -------       -------

Comprehensive loss                              $   (882)     $   (913)
                                                 =======       =======
Earnings per share-basic:
  Income (loss) from continuing operations      $   0.01      $  (0.02)
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                         (0.06)        (0.02)
                                                 -------       -------

  Net loss                                      $  (0.05)     $  (0.04)
                                                 =======       =======
Earnings per share-diluted:
  Income (loss) from continuing operations $ 0.01 $ (0.02) Loss from discontinued operations, including business transferred under
    contractual obligation                         (0.05)        (0.02)
                                                 -------         ------

  Net loss                                      $  (0.04)     $  (0.04)
                                                 =======        ======
Weighted average common share and common
share equivalents:
  Basic                                       19,272,777    19,273,927
                                              ==========    ==========
  Diluted                                     19,954,828    19,273,927
                                             ===========    ==========

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                          CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)

                                                  2003          2002
                                                --------      --------
                                                            (restated)

Sales                                           $  2,354      $    873
Cost of sales                                        903           495
                                                 -------       -------
     Gross profit                                  1,451           378
                                                 -------       -------

General and administrative expenses                  918         1,111
Depreciation, depletion and amortization             474           238
                                                 -------       -------
     Total operating expenses                      1,392         1,349
                                                 -------       -------
     Income (loss) from operations                    59          (971)

Other Income (Expenses):
  Interest income                                     43             5
  Interest expense                                   (98)         (230)
 (Losses) gains on sales of investments-
     marketable securities                           (11)          162
  Holding gains (losses)- marketable securities       64          (111)
  Gain on sale of oil and gas property                --           319
  Loss on acquisitions of minority interest           --           (81)
  Other                                              100            --
                                                 -------        ------
     Income (loss) from continuing operations
       before taxes and minority interest            157          (907)

Provision for income taxes                            --            --
Minority interest in loss (income) of
  consolidated subsidiary                              1          (126)
                                                 -------       -------
     Income (loss) from continuing operations        158        (1,033)

Discontinued operations: (note 2)

Loss from operations of business transferred
  under contractual obligation during
  the year 2002 (net of applicable income tax
  benefit of $ -0-)                                   --          (476)

(Loss)  income  from  operations  of  business
  transferred  under  contractual obligation
  to a related party during the period ended
  September 30, 2003 (net of applicable income
  tax benefit of $-0-)                            (1,264)        1,090

(Continued on Next Page)
Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                   2003          2002
                                                  ------        ------
                                                             (restated)
Loss on disposal of discontinued operations
  to a related party                                (730)           --
                                                 -------       -------

Net loss                                          (1,836)         (419)
                                                 -------       -------
Other comprehensive loss-net of tax
  Foreign currency translation adjustment            (18)           (1)
  Unrealized loss from investments-
    marketable securities                             --          (791)
                                                 -------       -------
                                                     (18)         (792)
                                                 -------       -------
Less:  minority interest in comprehensive
  loss (income) of consolidated subsidiary             2            --
                                                 -------       -------

Comprehensive loss                              $ (1,852)     $ (1,211)
                                                 =======       =======

Earnings per share-basic:
  Income (loss) from continuing operations      $   0.01      $  (0.05)
  (Loss) income from discontinued operations,
    including businesses transferred under
    contractual obligations                        (0.11)         0.03
                                                 -------       -------

  Net loss                                      $  (0.10)     $  (0.02)
                                                 =======       =======

Earnings per share-diluted:
  Income (loss) from continuing operations      $   0.01      $  (0.05)
  (Loss) income from discontinued operations,
    including businesses transferred under
    contractual obligations                        (0.10)         0.03
                                                 -------       -------
  Net loss                                      $  (0.09)     $  (0.02)
                                                 =======       =======

Weighted average common share and common
  share equivalents:
  Basic                                       19,274,719    19,302,454
                                              ==========    ==========
  Diluted                                     19,875,245    19,302,454
                                              ==========    ==========

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.
                                        7

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                                           2003          2002
                                                          ------        ------
   Cash Flows From Continuing Operating Activities:
     Net loss                                            $(1,836)      $  (419)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
        Net loss (income) from discontinued operations     1,264          (614)
        Loss on disposal of discontinued operations          730            --
        Depreciation, depletion and amortization             474           238
        Gain on sale of oil and gas property                  --          (319)
        Losses (gains) on sales of investments-
          marketable securities                               11          (162)
        Holding (gains) losses - marketable securities       (64)          111
        Loss on acquisitions of minority interest             --            81
        Minority interest in (loss) income of
          consolidated subsidiary                              1           126
        Compensation cost resulting from grant of
          options to acquire Common Stock                     38            70
        Compensation cost resulting from sale of
          interest in oil and gas property                    --            44
        Compensation cost of Common Stock/Treasury
           Stock                                              --             9
        Decrease (increase) in deferred tax asset             29          (119)
          (Decrease) increase in deferred tax liability      (29)          119
     Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                           (425)          189
        Other current assets                                  29           (43)
        Other assets                                          87            (9)
       Increase (decrease) in liabilities:
        Accounts payable                                     (41)         (141)
        Accrued expenses                                      99          (200)
                                                          ------        ------
   Net cash provided by (used in) continuing
       operating activities                                  367        (1,039)
                                                          ------        ------

   Cash Flows From Discontinued Operating Activities:
     Net (loss) income                                    (1,264)          614
     Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
        Depreciation, depletion and amortization             595         1,299
        Loss (gain) on sale of assets                        126        (1,475)
        Decrease (increase) in deferred tax asset            219          (243)
       (Decrease) increase in deferred tax liability        (219)          243

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                            2003          2002
                                                           ------        ------
     Changes in assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable-trade                          2,741          (806)
        Inventory                                          1,653            25
        Other current assets                                (194)         (203)
        Other assets                                           5             7
       Increase (decrease) in liabilities:
        Accounts payable                                    (455)          206
        Accrued expenses                                    (262)         (319)
        Taxes payable                                       (448)          (93)
                                                          ------        ------
   Net cash provided by (used in) discontinued
       operating activities                                2,497          (745)
                                                          ------        ------
   Net cash provided by (used in) all operating
       activities                                          2,864        (1,784)
                                                          ------        ------
   Cash Flows From Continuing Investing Activities
     Net advances from related parties                       966           308
     Equity contribution to subsidiary                      (400)           --
     Proceeds from sale of property and equipment             --         1,119
     Capital expenditures for oil and gas property          (185)         (572)
     Proceeds from sale of marketable securities              63         1,873
     Purchase of marketable securities                        (2)         (446)
     Notes receivable loans                                   --          (103)
                                                          ------        ------
   Net cash provided by continuing investing activities      442         2,179
                                                          ------        ------
   Cash Flows From Discontinued Investing Activities:
     Cash applicable to assets held for sale                   1            65
     Net (advances) repayments with related parties         (482)            4
     Cash proceeds from sale of equity investment            766           850
     Cash proceeds from sale of property                      87            96
     Cash proceeds from equity contribution                  400            --
     Purchase of property and equipment                       --          (374)
     Notes receivable payments, net                           35            63
                                                          ------        ------
   Net cash provided by discontinued investing
      activities                                             807           704
                                                          ------        ------
   Net cash provided by all investing activities           1,249         2,883
                                                          ------        ------
(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)

                                                            2003          2002
                                                           ------        ------
 Cash Flows From Continuing Financing Activities:
     Proceeds from long-term debt                             --           577
     Payment on long term debt                              (796)       (1,743)
     Sale of Common Stock and exercise of options             --             6
     Purchase of Common Stock                                 (3)          (89)
                                                          ------        ------
   Net cash used in continuing financing activities         (799)       (1,249)
                                                          ------        ------
Cash Flows from Discontinued Financing Activities:
     Net (payments) advances on revolver                  (3,022)        1,769
     Decrease in book overdraft                              (83)         (198)
     Payments on long term debt                             (639)       (1,131)
     Decrease (increase) in restricted cash                  441          (399)
                                                          ------        ------
   Net cash (used in) provided by discontinued
      financing activities                                (3,303)           41
                                                          ------        ------
   Net cash used in all financing activities              (4,102)       (1,208)
                                                          ------        ------

   Net increase (decrease) in cash                            11          (109)
   Cash, beginning of period                                   2            94
                                                          ------        ------
   Cash, end of period                                   $    13       $   (15)
                                                          ======        ======

Supplemental disclosure of cash flow information for continuing operations:

Interest paid                                            $    76       $   348
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

Supplemental disclosure of cash flow information for discontinued operations:

Interest paid                                            $   383       $   638
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                           2003          2002
                                                          ------        ------
Supplemental disclosure of non-cash financing and investing activities for continuing operations:

Marketable securities reduced for carrying
  value adjustments                                                    $ 2,159
                                                                        ======

Note receivable exchanged for marketable securities                    $   103
                                                                        ======

Long-term debt reduced for assets sold/exchanged                       $ 1,399
                                                                        ======

Long-term debt issued for asset acquisition              $   500       $ 1,328
                                                          ======        ======

Long-term debt issued for accounts payable                             $   129
                                                                        ======
Common Stock issued for acquisition of
  minority interests                                                   $   132
                                                                        ======
Treasury Stock issued in settlement of liability                       $    25
                                                                        ======

Supplemental disclosure of non-cash financing and investing activities for discontinued operations:

Account receivable converted to note receivable                        $    31
                                                                        ======
Note receivable received upon sale of investment
  in closely held business                                             $ 1,850
                                                                        ======
Note receivable and account receivable provided as
 proceeds in connection with sale of preferred
 membership interests                                    $   349       $    --
                                                          ======        ======
Long-term debt and accrued expenses reduced for
  property sold/exchanged                                $   975       $   636
                                                          ======        ======

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.
                                        11

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2003

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

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production and sale of oil, gas and natural gas liquids. The Company's production activities are located principally in the United States of America. Foreign operations are not significant to either consolidated financial position or consolidated results of operations. Capco's operations consist of one segment of business, oil and gas production. The principal executive offices of the Company are located at 12241 Newport Avenue, Suite 221, Santa Ana, California 92705. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had recurring losses and negative cash flows from operations in each of the last two fiscal years, and has negative working capital as of September 30, 2003. The Company is party to certain lending agreements either as obligor or guarantor, for which the Company is either in default or in violation of debt covenants, and the lenders have not provided waivers. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The Company has already taken steps to improve its operating income and satisfy its working capital requirements.

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002 are providing positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow was being used to retire indebtedness that was incurred when the property was acquired. In September 2003, the debt was paid in full and the Company began to receive net cash flow on a monthly basis.

2. In October 2002, the Company's board of directors authorized management to pursue a plan that would result in the divestiture of its petroleum products marketing and convenience store operation segments, operations that have been reported as discontinued operations in the accompanying financial statements.

3. In December 2002, an agreement was reached for the sale of principally all of the Company's assets in the state of New Mexico. Consideration for this transaction consisted primarily of the assumption by the buyer of approximately $4.5 million of indebtedness related to the assets.

4. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million, plus other consideration. The Company's board of directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003. At that time the Company had received a nonrefundable deposit in the amount of $300,000, 4,000,000 shares of common stock of Network Fueling Corp. ("NFC"), a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 million due April 30, 2004. In addition, the purchaser provided 3,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes. In September 2003, the transaction was amended for the following: the cash purchase price was reduced to $1.75 million and the 4,000,000 shares of NFC common stock were returned to the business interests being sold. In addition, the purchaser assumed an obligation in the amount of $1.45 million that the Company owed to the business interests being sold. This amount, combined with the nonrefundable deposit in the amount of $300,000, constituted full payment of the amended purchase price of $1.75 million. The Company recorded the sale of the business interests, effective September 30, 2003, recording a loss of $730,000 for the disposal of the discontinued business interests.

5. In July 2003, the Company announced that it had entered into an agreement to acquire as much as 50% of a $108 million acquisition package consisting of producing oil and gas leases, pipelines and gathering systems, gas plants and undeveloped leasehold interests. The Company's participation in the acquisition will be determined by its capital contribution, expected to consist of bank financing and equity funding, when the acquisition is closed. The acquisition closed in October 2003 (see Subsequent Events).

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's subsidiaries are Capco Resource Corporation, and its subsidiaries, Capco Asset Management, Inc. ("CAM") and Capco Resources Ltd. ("CRL") (88.9% equity interest). Effective January 1, 2003, the Company agreed to sell Meteor Enterprises, Inc. ("Enterprises"), including all of that company's subsidiaries. Significant subsidiaries of Enterprises include Meteor Marketing, Inc. ("Marketing"), and Graves Oil & Butane Co., Inc. ("Graves"). The results of operations of Enterprises for the three and nine month periods ended September 30, 2003 and 2002, are reported as discontinued operations.

MAJOR CUSTOMERS

One customer accounted for 81% of the Company's net sales for the three months ended September 30, 2003. Two customers accounted for 72% and 16%, respectively, of the Company's net sales for the three months ended September 30, 2002. Two customers accounted for 70% and 11%, respectively, of the Company's accounts receivable at September 30, 2003.

LONG-TERM DEBT

During the quarter ended September 30, 2003, the Company retired indebtedness in the total amount of $25,000 from net cash flow provided by the oil and gas properties acquired in June 2002.

COMMON STOCK

During the quarter ended September 30, 2003, the Company did not have any equity transactions.

STOCK BASED COMPENSATION

During the quarter ended September 30, 2003, the Company did not grant any stock option awards. There were, however, outstanding stock option awards that had been granted in prior periods.

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS 123 and SFAS 148, the Company's net loss for the three and nine month periods ended September 30, 2003 and 2002, would have been adjusted to the pro forma amounts indicated below (in thousands):

                                    Three Months         Nine Months
                                Ended September 30,  Ended September 30,
                                  2003       2002      2003       2002
                                 ------     ------    ------     ------
   Net loss:
     As reported                $ (882)    $ (761)   $(1,836)   $ (419)
     Compensation recognized
       under SFAS 123           $   --     $  (20)   $  (390)   $  (61)
     Proforma                   $ (882)    $ (781)   $(2,226)   $ (480)

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions used for grants in 2003: no dividends; expected lives of 4.9 years; expected volatility of 11.9%; and risk free rate of return of 2.27%. The weighted average fair value of the purchase rights granted in 2003 was $0.19. There were no options granted during the nine month period ended September 30, 2002. Compensation expense recognized under SFAS 123 for the three and nine month periods ended September 30, 2002, is attributable to the portion of options granted in prior periods that vested in 2002.

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

During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003, and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIE's created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

RESTATEMENT

As of March 31, 2000, a change was made to the Company's reporting of the components of comprehensive income (loss) (cumulative foreign currency translation adjustment and cumulative unrealized gains (losses) from marketable securities) to reflect participation of minority interest holders, wherever applicable, in the components of comprehensive income (loss). The change had no effect on net income, or earnings per share, as previously reported for the three and nine month periods ended September 30, 2002. The effect of the restatement to the statements of comprehensive loss for the three and nine month periods ended September 30, 2002, is as follows (in thousands):

                                             As Previously
                                                Reported         As Restated
                                                --------         -----------

      Three months ended September 30, 2002     $   (935)          $   (913)
      Nine months ended September 30, 2002      $ (1,211)          $ (1,211)


Certain reclassifications for the prior year have been made to conform to current year presentation.


NOTE 2 - DISCONTINUED OPERATIONS

In October 2002, the Company's Board of Directors directed management to sell all assets and liabilities of the petroleum marketing operations, including the convenience stores operations. In December 2002, the Company closed on the sale of assets located in the state of New Mexico (see Note 3).

In March 2003, the Company received a proposal from Sedco, Inc. ("Sedco"), a private company owned by Ilyas Chaudhary, the Company's Chief Executive Officer, to acquire Enterprises, except for 4.0 million shares of Enterprises' equity ownership in Network Fueling Corp. ("NFC"), at a cash price of $2.5 million, effective January 1, 2003. The Company's Board of Directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003. At that time the Company had received a nonrefundable deposit in the amount of $300,000, a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 million due April 30, 2004. In addition, Sedco provided 3,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes. In September 2003, the transaction was amended for the following: the cash purchase price was reduced to $1.75 million and the 4,000,000 shares of NFC common stock were returned to Enterprises. In addition, Sedco assumed an obligation in the amount of $1.45 million that the Company owed to Enterprises. This amount, combined with the nonrefundable deposit in the amount of $300,000, constituted full payment of the amended purchase price of $1.75 million. The Company recorded the sale of the business interests, effective September 30, 2003, recording a loss of $730,000 for the disposal of the discontinued business interests.

The historical operations of the business interests subject to the disposition have been presented in the statements of operations and statements of cash flows as discontinued operations. The Company is guarantor of certain obligations of Enterprises and its subsidiaries in the aggregate amount of $2.4 million at September 30, 2003. The obligations consist of vendor trade accounts, and real estate and equipment purchases. Management believes that there is sufficient underlying collateral value in the related assets to significantly reduce the potential loss, if any, to the Company.

The Company is a guarantor of a portion of indebtedness that was included in the sale of its propane distribution operation in April 2002, and the lender has yet to release the Company from the guarantee and execute transfer documents regarding an asset that collateralized the debt. As a result, the Company has included in its balance sheet at September 30, 2003, under the captions "Other Assets" and "Long term debt" the amount of $500,000 to reflect the underlying asset value and outstanding debt balance at September 30, 2003, applicable to this transfer.

Summarized below are the results of discontinued operations for the three and nine month periods ended September 30, 2003 and 2002. Periods in 2002 include the operating results of the operations that were sold during the year 2002 (in thousands):

                                         Three Months            Nine Months
                                      Ended September 30,    Ended September 30,
                                       2003        2002       2003        2002
                                       ----        ----       ----        ----

  Sales                              $11,042     $26,255    $49,082     $76,380
  Gross profit                       $ 2,308     $ 3,887    $ 8,860     $12,036
  Loss from operations               $  (292)    $  (287)   $  (841)    $  (387)
  Net (loss) income from operations  $  (305)    $  (421)   $(1,264)    $   614


NOTE 3 -- BUSINESSES UNDER CONTRACT FOR SALE

Effective December 31, 2002, the Company entered into an agreement to sell Graves and Capco Monument LLC, subsidiaries whose assets, consisting principally of land, buildings and equipment, were primarily located in the state of New Mexico, at a sales price of $10,000 cash. The assets of Graves were utilized in the distribution of refined petroleum products. The convenience store business consisted of two store locations that were in operation in Albuquerque and Farmington, New Mexico. The Company recorded this transaction as a divestiture for accounting purposes.

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

At September 30, 2003, approximately $4.0 million of indebtedness, including accrued interest, was owed to one lender, and the Company was in default on the indebtedness at the time of sale. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender, but no settlement has been reached at this time.

During the interim period subsequent to December 31, 2002, the buyer has marketed the real estate for sale, and certain properties are under contract for sale. The sale of one property closed in September 2003, resulting in a reduction in the amount of $623,000 to the total debt assumed by the buyer. The Company has re-evaluated the exposure relating to the debt guarantees. While management believes that there is sufficient value in the underlying assets such that the Company will not incur a loss from this disposal, the Company believes that the disposal no longer meets the criteria to be recorded as a divestiture for accounting purposes. Accordingly, the decision has been made at September 30, 2003, to restore the assets and liabilities attributable to the businesses that were sold to the Balance Sheet to be reported as "Assets attributable to businesses under contract for sale" and "Liabilities attributable to businesses under contract for sale".

Assets and liabilities attributable to the sold businesses consisted of the following at September 30, 2003 (in thousands):

            Assets:
            Current assets                              $   162
            Property, plant and equipment, net
              of accumulated depreciation of $542         3,598
            Other assets                                    173
                                                          -----
                  Total assets                          $ 3,933
                                                          =====

            Liabilities:
            Current liabilities                         $ 1,170
            Long term liabilities                         2,944
                                                          -----
                  Total liabilities                     $ 4,114
                                                          =====

The Company has not recorded a provision for any loss contingency as of September 30, 2003.

NOTE 4 -- EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, the Company's weighted average shares outstanding for the three and nine month periods ended September 30, 2003, have been increased for 682,051 and 600,526 shares of Common Stock, respectively, as associated stock options have a dilutive effect on income from continuing operations, which is the benchmark number for determining whether potential common stock is included in determining earnings (loss) per share. In accordance with SFAS No. 128, the stock options are also considered to be potential common stock in determining loss per share on loss from discontinued operations and net loss, even though the stock options are antidilutive. The Company's weighted average shares outstanding for the three and nine month periods ended September 30, 2002, would have increased for 3,195,615 and 3,648,593 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The options did not have a dilutive effect for the periods presented as the market price of the Company's Common Stock exceeded the respective exercise prices of the options. Under the treasury method of calculating the additional shares outstanding, the effect would have been antidilutive.


NOTE 5 -- BUSINESS SEGMENTS

During the three and nine month periods ended September 30, 2003 and 2002, the Company operated in one business segment: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and most of its operations are located in the United States of America. A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                                           United
                                               Canada      States      Total
                                              --------    --------    -------
Sales:
  Three months ended September 30, 2003       $     8     $   811     $   819
                                               ======      ======      ======
  Three months ended September 30, 2002       $    --     $   477     $   477
                                               ======      ======      ======
  Nine months ended September 30, 2003        $     8     $ 2,346     $ 2,354
                                               ======      ======      ======
  Nine months ended September 30, 2002        $     3     $   870     $   873
                                               ======      ======      ======

At September 30, 2003:
  Oil and gas properties (net)                $    --     $ 4,890     $ 4,890
                                               ======      ======      ======
  Land                                        $   214     $    --     $   214
                                               ======      ======      ======
  Other property and equipment (net)          $    --     $    --     $    --
                                               ======      ======      ======

NOTE 6 - SUBSEQUENT EVENTS

In October 2003, the Company participated in the acquisition of producing properties and related gas processing and transmission facilities located in the state of Montana. The Company acquired an approximate 3.0% working interest, subject to adjustments, at a cost of approximately $2.5 million. Funding for the acquisition consisted principally of a loan provided by the operator of the acquired property and a credit extended to the Company for its participation in the acquisition process. The loan is collateralized by the Company's interest in the acquired property and by the Company's interest in producing oil and gas property located in the state of Michigan.

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO SEPTEMBER 30, 2002

Capco's revenues from oil and gas activities were $0.8 million in 2003 compared to $0.5 million in 2002. This increase is due principally to increases in product prices paid at the wellhead. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE increased to $34.78 in 2003 from $21.23 in 2002, resulting in an increase in revenue of $0.3 million.

Capco's cost of sales increased to $0.3 million in 2003 from $0.2 million in 2002, due principally to an increase in production taxes as a result of the increase in oil and gas revenue.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.2 million in 2003 and $0.3 million in 2002. The decrease is due to the closing of field offices in 2002, and the cost savings realized from the reduction of personnel at the Company's administrative office in Orange, California.

Depreciation, depletion and amortization was $0.2 million in 2003 and $0.1 million in 2002. This change is attributable to the increase in the depletable basis of the Company's United States full cost pool resulting from an acquisition at the end of calendar year 2002 and other costs incurred by the Company in connection with its acquisition and development activities.

Interest income increased to $43,000 in 2003 from $5,000 in 2002 as a result of interest accrued on notes receivable taken by the Company in April 2003.

Interest expense decreased to $22,000 in 2003 from $56,000 in 2002, due principally to a reduction in outstanding debt balances during the respective periods. Gains (losses) from sales of marketable securities, including unrealized holding gains (losses), decreased to a loss of $13,000 in 2003 from a loss of $0.2 million in 2002, as the Company had liquidated a significant portion of it marketable securities portfolio in prior periods.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO SEPTEMBER 30, 2002

Capco's revenues from oil and gas activities were $2.4 million in 2003 compared to $0.9 million in 2002. This increase is due to increases in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE increased to $32.54 in 2003 from $20.20 in 2002, resulting in an increase in revenue of $0.5 million. Total production was 72,300 BOE in 2003, compared with 42,700 BOE in 2002, resulting in an increase in revenue of $1.0 million. Production from the Michigan properties acquired in June 2002 totaled 57,200 BOE in 2003; sale of the Buried Hills property in Kansas in May 2002 resulted in a comparative production decrease of 8,900 BOE in 2003.

Capco's cost of sales increased to $0.9 million in 2003 from $0.5 million in 2002, due principally to the increase in production volumes from 42,700 BOE in 2002 to 72,300 BOE in 2003.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.9 million in 2003 and $1.1 million in 2002. The decrease is due to the closing of field offices in 2002, and the cost savings realized from relocation of the Company's administrative office from Orange, California to Denver, Colorado in February 2003.

Depreciation, depletion and amortization was $0.5 million in 2003 and $0.2 million in 2002. This change is attributable to the increase in production volumes in 2003 and cost additions to the Company's United States full cost pool, including acquisitions in Michigan and Louisiana.

Interest income increased to $43,000 in 2003 from $5,000 in 2002 as a result of interest accrued on notes receivable taken by the Company in April 2003.

Interest expense decreased to $0.1 million in 2003 from $0.2 million in 2002, due principally to a reduction in the average balance of interest-bearing indebtedness from $2.4 million in 2002 to $1.0 million in 2003. Gains (losses) from sales of marketable securities, including unrealized holding gains (losses), was approximately $52,000 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had a working capital deficit of $1.4 million.

Management of the Company has implemented plans and initiated actions in an effort to reduce the working capital deficit. These actions include the following:

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002 are providing positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow was being used to retire indebtedness that was incurred when the property was acquired. In September 2003, the debt was paid in full and the Company began to receive net cash flow on a monthly basis.

2. In October 2002, the Company's board of directors authorized management to pursue a plan that would result in the divestiture of its petroleum products marketing and convenience store operation segments, operations that have been reported as discontinued operations in the accompanying financial statements.

3. In December 2002, an agreement was reached for the sale of principally all of the Company's assets in the state of New Mexico. Consideration for this transaction consisted primarily of the assumption by the buyer of approximately $4.5 million of indebtedness related to the assets.

4. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million, plus other consideration. The Company's board of directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003. At that time the Company had received a nonrefundable deposit in the amount of $300,000, 4,000,000 shares of common stock of Network Fueling Corp. ("NFC"), a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 million due April 30, 2004. In addition, the purchaser provided 3,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes. In September 2003, the transaction was amended for the following: the cash purchase price was reduced to $1.75 million and the 4,000,000 shares of NFC common stock were returned to the business interests being sold. In addition, the purchaser assumed an obligation in the amount of $1.45 million that the Company owed to the business interests being sold. This amount, combined with the nonrefundable deposit in the amount of $300,000, constituted full payment of the amended purchase price of $1.75 million. The Company recorded the sale of the business interests, effective September 30, 2003, recording a loss of $730,000 for the disposal of the discontinued business interests.

5. In July 2003, the Company announced that it had entered into an agreement to acquire as much as 50% of a $108 million acquisition package consisting of producing oil and gas leases, pipelines and gathering systems, gas plants and undeveloped leasehold interests. Closing of the acquisition took place on October 30, 2003. The Company acquired an approximate 3.0% working interest, subject to adjustment, at a cost of approximately $2.5 million. Funding for the acquisition consisted principally of a loan provided by the operator of the acquired property and a credit extended to the Company for its participation in the acquisition process. The loan is collateralized by the Company's interest in the acquired property and by the Company's interest in producing oil and gas property located in the state of Michigan.

In connection with some of the transactions described above, the Company is considering the availability of equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.

CONTINUING OPERARTIONS

Net cash provided by operating activities totaled $0.4 million for the nine months ended September 30, 2003, compared to cash used in operating activities of
$1.0 million for the nine months ended September 30, 2002. In 2003, net loss, adjusted for reconciling items, provided a cash inflow of $0.6 million. Changes in assets and liabilities in 2003 resulted in a cash outflow of $0.2 million. In 2002, net loss, adjusted for reconciling items, resulted in a cash outflow of $0.8 million. Changes in assets and liabilities resulted in a cash outflow of $0.2 million.

Net cash provided by investing activities totaled $0.4 million for the nine months ended September 30, 2003, and $2.2 million for the nine months ended September 30, 2002. Net advances from related parties in the amount of $1.0 million were the principal sources of cash inflow in 2003. Proceeds from the sales of oil and gas property and marketable securities, less the cost of related capital expenditures and purchases, provided cash inflows of $0.5 million and $1.4 million, respectively, in 2002.

Net cash used in financing activities totaled $0.8 million for the nine months ended September 30, 2003, and $1.2 million for the nine months ended September 30, 2002. Payments on long term debt resulted in the cash outflows in both periods.

The Company has various loans which require principal payments of $0.5 million during the twelve month period ending September 30, 2004.

The Company is obligated to pay operating lease costs of approximately $24,000 during the twelve month period ending September 30, 2004 for land and facilities.

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

DISCONTINUED OPERATIONS

Net cash provided by operating activities totaled $2.5 million for the nine months ended September 30, 2003, compared to cash used in operating activities of
$0.7 million for the nine months ended September 30, 2002. In 2003, net loss, adjusted for reconciling items, resulted in a cash outflow of $0.5 million. Changes in assets and liabilities in 2003 provided a cash inflow of $3.0 million. In 2002, net income, adjusted for reconciling items, provided a cash inflow of $0.4 million. Changes in assets and liabilities resulted in a cash outflow of $1.1 million.

Net cash provided by investing activities totaled $0.8 million for the nine months ended September 30, 2003, and $0.7 million for the nine months ended September 30, 2002. Proceeds from the sale of an equity investment of $0.8 million and an equity contribution of $0.4 million were the principal sources of cash inflow in 2003. Proceeds from the sale of an equity investment of $0.9 million were the principal source of cash inflow in 2002.

Financing activities for the nine months ended September 30, 2003, resulted in cash used of $3.3 million, and financing activities for the nine months ended September 30, 2002, resulted in cash provided of $0.1 million. Payments on the revolving credit facility and on long term debt resulted in the cash outflows in 2003. In 2002, borrowings on the revolving credit facility in the amount of $1.8 million were reduced by payments on long term debt, a decrease in book overdraft and an increase in restricted cash.

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


Item 3:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of September 30, 2003, the Company's management, with the participation of its chief executive officer and chief accounting officer, concluded that the Company's disclosure controls and procedures were adequate.

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


Item 5.   Other Information.

     None.


Item 6.   Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed as part of this report:

          10.1 Amendment to Purchase Agreement by and between Sedco, Inc. and Capco Energy, Inc., September 30, 2003.

          31.1(a) and (b) Rule  13a-14(a)/15d-14(a)  Certifications  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 (a) and (b) Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

     (b)  Reports on Form 8-K

           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPCO ENERGY, INC.


Dated: December 10, 2003           By: /s/ Ilyas Chaudhary
                                   ------------------------
                                   Ilyas Chaudhary, Chief Executive Officer