Form 10KSB
period 2003-12-31
CAPCO ENERGY INC
filed 2004-04-15
CIK 354767

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

             12241 Newport Ave., Suite 221, Santa Ana, CA 92705
         ---------------------------------------------------------------
           (Address of Principal Executive Office, Including Zip Code)

      Registrant's telephone number including area code: (714) 734-6876

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to have been filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X      No

As of March 24, 2004, 94,776,608 shares of Common Stock were outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates on that date was approximately $6.2 million.

State Issuer's revenues for its most recent fiscal year: $3,148,000

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

DOCUMENTS INCORPORATED BY REFERENCE: See pages 25 to 27.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Capco Energy, Inc. ("Capco" or the "Company"), with its mailing address at 12241 Newport Ave., Suite 221, Santa Ana, CA 92705, was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company changed its name to Capco. Capco was organized for the purpose of engaging in oil and gas exploration, development and production activities.

Effective December 31, 1999, Capco closed on the acquisition of 100% of Capco Resource Corporation ("Resource"), a corporation involved in oil and gas production. Based on the ownership of the respective companies at the time of this acquisition, it was determined that a change in control had occurred and accordingly, the transaction was considered a reverse acquisition for accounting purposes. The historical accounts of Resource are reflected in the financial statements for the period beginning with January 19, 1999, the inception date of Resource, at cost.

In March 2000, the Company acquired an additional 70.2% equity ownership in Capco Resources Ltd. ("Limited"), increasing its equity ownership to approximately 80.4%, by the issuance of 47,470,232 shares of its Common Stock. From April 2000 through December 2002, the Company increased its equity ownership in Limited to 88.9% in exchange for issuing 5,095,720 Common Shares of the Company.

In October 2000, the Company consummated a private placement with Chaparral Resources, Inc. by tendering $3.0 million in cash for 1.6 million restricted shares of Chaparral. These restricted shares were then exchanged with Limited for all of the outstanding shares of Capco Asset Management, Inc., a wholly-owned subsidiary of Limited.

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

Effective December 31, 2002, the Company sold 100.0% of its equity ownership in Graves and Monument for $10,000 cash. The operations of Graves and Monument are reported as discontinued operations for the year ended December 31, 2002.

Effective January 1, 2003, the Company agreed to sell Enterprises to a private company owned by the Company's Chief Executive Officer. The transaction closed September 30, 2003. The operations of Enterprises for the nine-month period ended September 30, 2003, and for the year ended December 31, 2002, are reported as discontinued operations in the financial statements.

Effective September 30, 2003, the Company restored assets and liabilities attributable to the business interests of Graves and Monument that had previously been reported as sold as of December 31, 2002. A gain resulting from the sale had been deferred by the Company at December 31, 2002, due to debt guarantees provided by the Company on a significant level of debt that was included in the sales transaction.

In October 2003, the Company participated in the acquisition of producing properties and related gas processing and transmission facilities located in the state of Montana at a cost of approximately $4.1 million. Funding for the acquisition consisted of a cash payment in the amount of $0.25 million, a credit of $0.5 million extended by the seller, a deferred obligation in the amount of $0.2 million to be paid from future cash flow from the property and the assumption of seller-provided financing in the amount of $4.5 million payable to the operator of the properties. The Company received payments from joint interest partners in the total amount of $1.4 million that were used to reduce the Company's acquisition cost.

In October 2003, the Company acquired from a third party a 3% working interest in the Caplen Field in Galveston County, Texas at a recorded cost of $207,000.

In November 2003, the Company closed on the acquisition of properties in the Brazos Field, offshore in Matagorda County, Texas. The Company owns a 65% working interest in the property and is the operator of the acquired property. The Company's recorded cost of the acquisition, including a funding obligation to the seller of the property in the amount of $1.1 million, and net of fees earned from joint interest partners, was $1.2 million. The funding obligation to the seller, as well as a funding obligation to a surety company are being made from net cash flow from the property.

Effective December 31, 2003, the Company sold its equity ownership in Resource and Limited to the Company's Chief Executive Officer for the assumption of certain liabilities.

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

In May 2002, the Company closed on the sale of its interest in properties in Kansas, realizing sales proceeds in the amount $1.1 million. Approximately $0.7 million of the sales proceeds was used to repay long-term debt and the balance was used for working capital. The Company recorded a gain in the amount of $0.3 million on this transaction.

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

In October 2003, the Company participated in the acquisition of producing properties and related gas processing and transmission facilities located in the state of Montana at a cost of approximately $4.1 million. Funding for the acquisition consisted of a cash payment in the amount of $0.25 million, a credit of $0.5 million extended by the seller, a deferred obligation in the amount of $0.2 million to be paid from future cash flow from the property and the assumption of seller-provided financing in the amount of $4. 5 million payable to the operator of the properties. The Company received payments from joint interest partners in the total amount of $1.4 million that were used to reduce the Company's acquisition cost.

In October 2003, the Company acquired from a third party a 3% working interest in the Caplen Field in Galveston County, Texas at a recorded cost of $207,000.

In November 2003, the Company closed on the acquisition of properties in the Brazos Field, offshore in Matagorda County, Texas. The Company owns a 65% working interest in the property and is the operator of the acquired property. The Company's recorded cost of the acquisition, including a funding obligation to the seller of the property in the amount of $1.1 million, and net of fees earned from joint interest partners, was $1.2 million. The funding obligation to the seller, as well as a funding obligation to a surety company are being made from net cash flow from the property.

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

Governmental and Environmental Laws

Capco's activities are subject to extensive federal, state and local laws and regulations controlling not only the exploration for oil and gas, but also the possible effect of such activities upon the environment. Existing as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Many states have been authorized by the Environmental Protection Agency to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state as well as local authorities that regulate the environment, some of which impose more stringent environmental standards than Federal laws and regulations. The penalties for violations of state laws vary but typically include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. Since inception, Capco has not made any material expenditures for environmental control facilities and does not expect to make any material expenditures during the current and following fiscal year.

Insurance

The Company has a commercial general liability policy, as well as other policies covering damage to its properties. These policies cover Company facilities in all states of operation. While management believes the Company's insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size, its coverage does not protect the Company for most third party liabilities relating to damage of the environment. Such environmental related coverage to third parties, is generally unavailable or available only at a prohibitive cost.

Employees

The Company employs approximately 12 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.


ITEM 2.   DESCRIPTION OF PROPERTIES.

OFFICE FACILITIES. Capco leases space for its executive offices at 12241 Newport Ave., Suite 221, Santa Ana, CA, and for its field operations at 4800 Sugar Grove Blvd., Suite 601, Stafford, TX. Total leased space is approximately 1,900 square feet at the rate of $3,800 per month.

OIL AND GAS PROPERTIES. Capco holds interests in oil and gas leaseholds as of December 31, 2003, as follows:

                       Developed             Undeveloped          Expiration
                       Properties            Properties            Date (1)
                     -------------         ---------------         ----------
                    Gross      Net        Gross        Net
 State              Acres     Acres       Acres       Acres
 -----              -----     -----       -----       -----
Alabama               320        88          --          --
California             --        --         855         670          Dec '13
Louisiana             600       121          --          --
Michigan            1,640       287          --          --
Mississippi           200        25          --          --
Montana           560,000    24,521     850,000      36,890         2004-2011
Texas              14,758     9,519          --          --

     Total        577,518    34,561     850,855      37,560

Net acres represent the gross acres in a lease or leases multiplied by Capco's working interest in such lease or leases.

(1) Expiration date(s) of leases for undeveloped properties. Leasehold interests for developed properties are held by production.

PROVED DEVELOPED AND PROVED UNDEVELOPED RESERVES. The following table sets forth the proved developed and proved undeveloped oil or gas reserves accumulated by Capco, for the years ended December 31, 2003, 2002 and 2001. All of such reserves are located in the United States of America. For the three-year period ended December 31, 2003, the Company also owned producing oil and gas property located in the province of Alberta, Canada, but the operations were minimal and estimates of proved reserves were not prepared at each year-end. In 2003, the Company sold the Canadian interests. As reported in the Company's Form 10-QSB/A for the quarterly period ended March 31, 2003 (filed on August 21, 2003), a review by the Securities and Exchange Commission of the Company's engineered proved reserves as previously reported resulted in the exclusion of certain proved undeveloped reserves. The excluded reserves consisted of the following:
10,005 mmcf of gas and 297,000 barrels of oil at December 31, 2002, and 1,740 mmcf of gas and 296,000 barrels of oil at December 31, 2001. The following information has been revised to include these changes.

                         2003                 2002               2001
                   -----------------   -----------------   -----------------
                     Oil      Gas        Oil      Gas        Oil      Gas
                    (Bbls)   (MCF)      (Bbls)   (MCF)      (Bbls)   (MCF)
Proved Developed
 Reserves         351,194 15,507,081   326,873  2,535,627   510,077   476,807

Proved Undevel-
 Reserves         210,021  2,107,182   210,919    326,116   394,836   350,516
                  ------- ----------   -------  ---------   -------   -------
Proved
 Reserves         561,215 17,614,263   537,792  2,861,743   904,913   827,323
                  ======= ==========   =======  =========   =======   =======

No major discovery or other favorable or adverse event has occurred since December 31, 2003, which is believed to have caused a material change in the proved reserves of Capco.


RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.


NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the years ended December 31, 2003, 2002 and 2001:

                                      2003           2002             2001
                                    --------       --------         --------
      Oil (Bbls):
        United States                38,613         31,372           53,828
        Canada                           --             --               --
      Gas (Mcf):
        United States               408,747        152,669           57,336
        Canada                        7,584          3,157            9,548


The following table sets forth the average sales price and production cost per units of production for the years ended December 31, 2003, 2002 and 2001:

                                      2003           2002             2001
                                    --------       --------         --------
     Average Sales Price:
         United States:
            Bbl                      $21.69          $22.93           $23.28
            Mcf                      $ 4.92          $ 3.99           $ 4.36
         Canada-Mcf                  $ 1.78          $ 1.58           $ 2.58

     Average Production (Lifting)
      Costs: Per Equivalent
      Barrel of Oil:
          United States              $14.25          $12.76           $13.64
          Canada                     $ 7.01          $15.66           $ 5.89

During the periods covered by the foregoing tables, Capco was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Capco acted as a producer.

PRODUCTIVE WELLS (1). The following table sets forth Capco's total gross and net productive oil and gas wells as of December 31, 2003:

                            OIL                           GAS
                   ---------------------        ------------------------
 State             Gross(2)       Net(3)        Gross(2)          Net(3)
 -----             --------       ------        --------          ------
Alabama               --            --              2               0.5
California (4)         9           5.9             --                --
Louisiana             12           2.4             --                --
Michigan               3           0.7             10               1.6
Montana               27           0.9          1,091              37.9
Texas                  8           4.6             22              14.3
Canada (4)            --            --             14               3.5
                     ---          ----          -----              ----
     Total            59          14.5          1,139              57.8
                     ---          ----          -----              ----

--------------
(1) Productive wells are producing wells and wells capable of production including wells that are shut in.

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

(4) The Company's disposed of its interest in these wells at December 31, 2003.

UNDEVELOPED PROPERTIES. During the year ended December 31, 2003, the Company acquired working interests in undeveloped leases comprising approximately 855 gross acres in Kern County, California. The Company is monitoring drilling activity by other operators in the area while preparing its work program for the acreage.

During the year ended December 31, 2002, the Company acquired a working interest in an undeveloped lease in Matagorda County, Texas. The operator of the project was seeking working interest partners to share the expense of exploration and development, including the cost of a 3-D seismic program scheduled to take place during the year 2003 before proposing a specific downhole target. The operator was unable to secure additional participation for the planned work program, and the project was abandoned in the year 2003.

During the year ended December 31, 2001, the Company acquired leasehold interests in two shut-in properties in Vermillion and Beauregard Parishes, Louisiana. A re-completion attempt on the Beauregard Parish location in the fourth quarter of that year was not successful. Following a period of evaluation, the well location was quitclaimed to another oil and gas operator in 2003. Following testing and evaluation activities on the other location in Vermillion Parish the decision was made to plug and abandon the well in the year 2002.

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

DRILLING ACTIVITY. Capco did not conduct any drilling activities during the two-year period ended December 31, 2003. Capco drilled one dry hole in California during the year ended December 31, 2001. Additional drilling activity in that year consisted of re-completion attempts of previously drilled locations in Louisiana and Texas.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

The Common Stock of Capco has been traded on the Bulletin Board since June 2000. In December 2003, the Company approved a 4 for 1 forward stock split on the Common Stock, and all references to shares of Common Stock made herein have been adjusted to give effect to the stock split. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the periods indicated (after giving effect to the 4 for 1 forward split). The bid prices represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of Capco is minimal.

       Quarter Ended              Bid High        Bid Low
       -------------              --------        -------
     March 31, 2002                $ 0.43          $ 0.19
     June 30, 2002                 $ 0.25          $ 0.06
     September 30, 2002            $ 0.13          $ 0.05
     December 31, 2002             $ 0.08          $ 0.04
     March 31, 2003                $ 0.12          $ 0.06
     June 30, 2003                 $ 0.09          $ 0.04
     September 30, 2003            $ 0.16          $ 0.06
     December 31, 2003             $ 0.20          $ 0.07

The number of record holders of Common Stock of Capco as of March 15, 2004, was approximately 630. Additional holders of Capco's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. No Common Stock dividends have been declared to date by Capco, nor does Capco anticipate declaring and paying Common Stock cash dividends in the foreseeable future.


The following table presents information regarding the Company's equity compensation plans at December 31, 2003:

                                                                Number of
                        Number of                              securities
                      securities to                       remaining available
                     be issued upon    Weighted-average   for future issuance
                       exercise of      exercise price         under equity
                       outstanding      of outstanding        compensation
 Plan category          options            options                plans
 -------------       --------------    ----------------   -------------------
Equity compensation
plans approved by
security holders        4,480,000           $0.09              4,997,660

Equity compensation
plans not approved
by security holders    12,000,000           $0.15                     --
                       ----------                              ---------
Total                  16,480,000           $0.13              4,997,660
                       ==========            ====              =========

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from Capco's divestiture of petroleum marketing operations, including decreased expenses and expenditures that are expected to be realized by Capco as a result of the divestiture, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital requirements, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, realization of proceeds from disposition of real property, business strategies, and expansion and growth of business operations. These statements are based on certain assumptions and analyses made by the management of Capco in light of past experience and perception of: historical trends, current conditions, expected future developments, and other factors that the management of Capco believes are appropriate under the circumstances. Capco cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

Significant factors that could prevent Capco from achieving its stated goals include: declines in the market prices for oil and gas, adverse changes in the regulatory environment affecting Capco and the inability to dispose of real property at prices sufficient enough to liquidated associated indebtedness. Capco or persons acting on its or their behalf should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. Capco undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion is based on the continuing operations of the Company. Discontinued operations have been separately presented in the financial statements.

At December 31, 2003, the Company had a negative working capital of $1.7 million. This negative working capital is principally due to the current portion of long-term debt, $1.8 million, which includes an obligation in the amount of $1.3 million that was incurred in connection with the acquisition of a producing oil and gas property during the year 2003. This debt, plus an additional $2.9 million that is classified as non-current, is to be repaid from future cash flow from the acquired property and other property owned by the Company that is located in the state of Michigan. Assuming current cash flow, it is estimated that the debt will be paid in full during the year 2007, after which the net cash flow will be paid to the Company.

Management of the Company has implemented plans and initiated actions in an effort to reduce the working capital deficit and improve operating income. These actions include the following:

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002, provided positive cash flow to the Company throughout the year 2003. Effective November 1, 2003, the Michigan property interest was pledged as collateral in connection with an acquisition of producing property in Montana. The net cash flow from both the Michigan and Montana properties is being used to retire the debt that was incurred with the acquisition.

2. Effective November 30, 2003, the Company acquired a 65% working interest in producing properties located in the Texas Gulf Coast that are providing positive cash flow to the Company.

3. Gross profit from property operations increased from $0.6 million in 2002 to $1.6 million in 2003, due principally to property acquisitions closed by the Company in years 2002 and 2003.

4. General and administrative expenses decreased from $1.5 million in 2002 to $0.9 million in 2003 due to the centralization of office locations in 2003 and the elimination of field offices and personnel as the Company divested of most of its property-operator responsibilities by selling property and/or hiring contract operators.

5. The Company's Board of Directors approved a plan in October 2002, which authorized management to pursue the divestiture of its petroleum products marketing and convenience store operations.


6. In December 2002, the Company reached agreement for the sale of principally all of its assets in the state of New Mexico. Consideration for this transaction consisted primarily of the assumption by the buyer of approximately $4.5 million of indebtedness related to the assets.

7. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million. The Company's Board of Directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003. Following adjustments to the agreement that reduced the sales price to $1.75 million, the Company recorded the sale of the business interests, effective September 30, 2003.

8. In February 2004, the Company's Board of Directors authorized management to proceed with the attempt to raise as much as $2.0 million through the private placement of convertible promissory notes ("Notes"). Proceeds from the sale of the Notes are to be used principally to fund property development activities in an effort to increase cash flow to the Company.

Continuing Operations

Net cash provided by operating activities totaled $8,000 for the year ended December 31, 2003, compared to cash used in operating activities of $1.2 million for the year ended December 31, 2002. In 2003, net loss, adjusted for reconciling items, provided a cash inflow of $0.7 million. Changes in assets and liabilities in 2003 resulted in a cash outflow of $0.7 million. In 2002, net loss, adjusted for reconciling items, resulted in a cash outflow of $1.0 million. Changes in assets and liabilities resulted in a cash outflow of $0.2 million.

Net cash provided by investing activities totaled $1.1 million for the year ended December 31, 2003, and $2.3 million for the year ended December 30, 2002. Net advances of $0.8 million received from related parties and proceeds of $0.8 million received from joint interest owners for their participation in property acquisitions were the principal sources of cash inflow in 2003. An equity contribution of $0.4 million to a subsidiary was the principal cash outflow in 2003. Proceeds from the sales of oil and gas property and marketable securities, less the cost of related capital expenditures and purchases, provided cash inflows of $0.3 million and $1.7 million, respectively, in 2002.

Net cash used in financing activities totaled $1.1 million for the year ended December 31, 2003, and $1.3 million for the year ended December 31, 2002. Payments on long term debt resulted in the cash outflows in both years.

The Company has various loans which require principal payments of $1.8 million in 2004. Of this amount, approximately $1.3 million will be repaid from future cash flow from specific producing oil and gas properties. The remainder of the payments are anticipated to be made from cash flow available from the operations of other producing property, and from proceeds from the sale of assets and equity and/or debt fundings. To the extent such cash flow is insufficient to make the debt payments and provide adequate working capital for the business of the Company, the Company may be required to reduce or curtail certain operations or seek other sources of capital. The Company does not currently have any agreements or arrangements providing for such financing and it may not be available on terms acceptable to the Company.

The Company is obligated to pay operating lease costs of approximately $64,000 in 2004 for land and facilities.

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

Discontinued Operations

Discontinued operations include the nine-month period ended September 30, 2003, for year 2003, and the twelve-month period ended December 31, 2002, for year 2002.

Net cash provided by operating activities totaled $2.5 million in 2003, and $0.1 million in 2002. In 2003, net loss, adjusted for reconciling items, resulted in a cash outflow of $0.5 million. Changes in assets and liabilities in 2003 provided a cash inflow of $3.0 million. In 2002, net loss, adjusted for reconciling items, resulted in a cash outflow of $0.3 million. Changes in assets and liabilities resulted in a cash inflow of $0.4 million.

Net cash provided by investing activities totaled $0.8 million in 2003, and $0.3 million in 2002. Proceeds of $0.8 million from the sale of an equity investment and $0.4 million from an equity contribution were the principal sources of cash inflow in 2003. Proceeds of $0.9 million from the sale of an equity investment were the principal source of cash inflow in 2002. Purchases of property and equipment in the amount of $0.5 million were the principal cash outflow in 2002.

Financing activities resulted in cash used of $3.3 million in 2003, and $0.5 million in 2002. Payments on a revolving credit facility and on long term debt resulted in cash outflows of $3.7 million in 2003. A decrease in restricted cash resulted in a cash inflow of $0.4 million. In 2002, payments on long term debt and a decrease in book overdraft resulted in cash outflows of $1.6 million. Advances on a revolving credit facility and a decrease in restricted cash resulted in cash inflows of $1.1 million.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to interest rate changes.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

Capco's revenues from oil and gas activities were $3.1 million in 2003 compared to $1.3 million in 2002. This increase is due to increases in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE increased to $28.90 in 2003 from $23.23 in 2002, resulting in an increase in revenue of $0.3 million. Total production was 108,000 BOE in 2003, compared with 57,300 BOE in 2002, resulting in an increase in revenue of $1.5 million. Production from the Michigan properties acquired in June 2002 totaled 78,000 BOE in 2003 (27,400 BOE in
2002); sale of the Buried Hills property in Kansas in May 2002 resulted in a comparative production decrease of 8,900 BOE in 2003. Two acquisitions that closed in the fourth quarter of 2003 produced 9,500 BOE in 2003.

Capco's cost of sales increased to $1.5 million in 2003 from $0.7 million in 2002, due principally to the increase in production volumes from 57,300 BOE in 2002 to 108,000 BOE in 2003.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.9 million in 2003 and $1.5 million in 2002. The decrease is due to the closing of field offices in 2002, and the cost savings realized from relocation of the Company's administrative office from Orange, California to Denver, Colorado in February 2003.

Depreciation, depletion and amortization was $0.6 million in 2003 and $0.4 million in 2002. This change is attributable to the increase in production volumes in 2003, cost additions to the Company's United States full cost pool in the second half of 2002, including acquisitions in Michigan and Louisiana, and cost additions in 2003, including acquisitions in Montana and the Texas Gulf Coast.

Interest income increased to $45,000 in 2003 from $5,000 in 2002 as a result of interest accrued on notes receivable taken by the Company in April 2003.

Interest expense decreased to $0.2 million in 2003 from $0.3 million in 2002, due principally to a reduction in the average balance of interest-bearing indebtedness from $2.4 million in 2002 to $1.0 million in 2003 (exclusive of the Montana acquisition debt that was placed in November 2003).

Gain (loss) from sale of marketable securities, including unrealized holding gains (losses), increased from a loss of $0.1 million in 2002 to a gain of $0.1 million in 2003, due principally to market value appreciation.

In 2003, the Company recorded a loss of $0.2 million resulting from potential deficits that may result from the liquidation of debt issued by a former subsidiary for which the Company is a guarantor.

In 2002, the Company realized a gain of $0.3 million from the sale of the Kansas oil property, and recorded losses in the amount of $0.1 million from the acquisitions of minority interests in Limited. The Company did not have similar transactions in 2003.

YEAR ENDED DECEMBER 31, 2002

Capco's revenues from oil and gas activities were $1.3 million in 2002 compared to $1.6 million in 2001. This decrease is primarily due to the sale of producing oil properties in Kansas in 2002, offset by the purchase of the producing properties located in Michigan later in the same year. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE decreased to $23.23 in 2002 from $23.70 in 2001, resulting in a decrease in revenue of $30,000. Total production was 57,300 BOE in 2002, compared with 65,000 BOE in 2001, resulting in a decrease in revenue of $0.2 million.

Capco's cost of sales were $0.7 million in 2002 compared to $0.9 million in 2001. This decrease is primarily due to the decrease in production volumes from 65,000 BOE in 2001 to 57,300 BOE in 2002.

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

Depreciation, depletion and amortization was $0.4 million in 2002 compared to $0.4 million in 2001.

OTHER ITEMS

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, the proceeds to be realized from the sale of real property, and the classification of net operating loss carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS.

Included at Pages F-1 through F-40 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.  CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures

Based on an evaluation carried out under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Accounting Officer during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Chief Accounting Officer believe the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are to the best of their knowledge, effective.

(b)  Changes in internal controls

Subsequent to the date of this evaluation, the Chief Executive Officer and Chief Accounting Officer are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.



                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last three years:

NAME:               POSITIONS:                   PERIOD SERVED:
----                ---------                    -------------
Ilyas Chaudhary     Director, CEO, CFO           November 18,1999 to Present
Dennis R. Staal     Director                     February 24,2000 to Present
Mike Myers          Director, President          February 17, 2004 to Present
Irwin Kaufman       Director                     November 18,1999 to Present
William J. Hickey   Director                     November 18,1999 to Present
Paul L. Hayes       Director                     July 19, 2000 to Present
William J. Hickey   Secretary                    December 11, 2001 to Present

ILYAS CHAUDHARY - Mr. Chaudhary, 57, has been CEO, President (until February 17,
2004) and Director of the Company since November 1999. Since April 2003, Mr. Chaudhary has also served as CFO of the Company. From September 1998 until November 1999, Mr.Chaudhary managed his personal investments and reviewed potential investment opportunities. He was an officer and a director of Saba Petroleum Company (now Greka Energy Corporation), a publicly held oil and gas company from 1985 until September 1998. Mr. Chaudhary has 25 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.

DENNIS R. STAAL - Mr. Staal, 55, has over 30 years of experience in various capacities in the finance industry. He has been a Director since February 2000 and was CFO from February 2000 to October 2002. From 1970 through 1973, he was a CPA with Arthur Andersen & Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President of such company from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1986 to 1991, Mr. Staal was Director and Officer of Saba Petroleum Company. From 1993 to 2000 Mr. Staal was Chief Financial Officer of Meteor Industries, Inc.Mr. Staal received his Bachelor's degree in Business Administration from the University of Nebraska.

MIKE MYERS - Mr. Myers, 55, was elected President of the Company and became a Director on February 17, 2004. He has 28 years of experience in the Permian Basin and Gulf Coast operations in exploration, production and operations. Prior to joining Capco he was the CEO of Permico Corporation, a Houston based exploration and production company. Prior to that he was Vice President-Operations for an offshore Gulf Coast operating company. Mr. Myers is a graduate of Oklahoma University with emphasis in law.

IRWIN KAUFMAN - Mr. Kaufman, 67, has been a director of the Company since November 1999. Mr. Kaufman is a financial consultant facilitating contacts with the investment community. Mr. Kaufman helps arrange financing for small and mid-sized companies and consults with management to enhance shareholder value. Mr. Kaufman has also been a principal consultant for Computer and Mathematics Education for the Sherman Fairchild Foundation. Mr. Kaufman provides consulting services to the Company on an as needed basis.

WILLIAM J. HICKEY - Mr. Hickey, 67, has been a director since November 1999, and Secretary since December 2001. Prior to joining the Company, he was a director, secretary, and legal advisor to Saba Petroleum. Earlier, he was a Vice President, and General Counsel to Litton Industries Inc. and Consolidated Freightways Inc. In addition, he has been a Division Legal Counsel to General Electric Company. Mr. Hickey received his Doctorate in Law from Cornell University and attended the Harvard Business School's Executive Management Program.

PAUL L. HAYES - Mr. Hayes, 67, has been a director since July 2000. He has over twenty years experience in the securities industry. He has been an investment banker, analyst and research director. His undergraduate degree is a B.S. in Petroleum Engineering from Oklahoma University and his graduate degree is an M.B.A from Harvard University.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires that officers, directors and persons who own more than ten percent of the Company's voting securities file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide the Company with copies of all Section 16 reports they file. Based on information provided to the Company, Messrs. Ilyas Chaudhary, Hickey, Kaufman and Staal each failed to timely file a Form 4. Mr. Myers failed to timely file a Form 3.
Messrs. Faisal Chaudhary and Hayes have not filed Form 4.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics, which is applicable to all employees of the Company including executive officers and directors. The Code of Business Conduct and Ethics is included in this Annual Report on Form 10-KSB as Exhibit 14.


ITEM 10. EXECUTIVE COMPENSATION.

Executive Officers

The Company's compensation program for executive officers is based on the following principles:

Compensation should be reflective of overall Company financial performance and an individual's contribution to the Company's success. Compensation packages should be based on competitive practices designed to attract and retain highly qualified executive officers. Long-term incentive compensation should be construed to closely follow increases in stockholder return. There are currently no employment contracts with the officers of the Company.

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

Summary of Cash and Certain Other Compensation

The following table sets forth the compensation arrangement for the Chief Executive Officer for each of the last three fiscal years. No other officer of the Company was compensated in excess of $100,000 during the fiscal year ended December 31, 2003.

                                            Executive           Other
Executive           Year  Salary    Bonus   equities (1)       benefits
---------           ----  ------    -----  ------------   -------------------
Ilyas Chaudhary
   CEO              2003 $198,000  $    --   4,000,000    Medical/Vehicle/Home
                                                            Office
Ilyas Chaudhary
   CEO              2002 $273,000  $137,500        --     Medical/Vehicle
Ilyas Chaudhary
   CEO              2001 $200,000  $    --   7,720,000    Medical/Vehicle

(1)  Represents issuance of options to acquire Common Stock as follows:
     4,000,000 shares at an exercise price of $0.06 per share (2003) and 7,720,000 shares at an exercise price of $0.25 (2001) (as adjusted for the 4 for 1 forward stock split in December 2003).

Option/SAR Grants During Current Fiscal Year

The following table sets forth information with respect to grants of options by the Company to the Chief Executive Officer during the year ended December 31, 2003:

                   Number of      % of total
                  securities    options/SAR's
                  underlying      granted to     Exercise
                options/SAR's    employees in     or base      Expiration
 Name              granted       fiscal year    price ($/sh)      date
--------------  -------------    ------------   -----------     --------
Ilyas Chaudhary    4,000,000          25%         $ 0.06        6/4/2008


Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth information regarding (i) the exercise of stock options by the Company's Chief Executive Officer during the year
2003, and (ii) the value of unexercised options for such officer as of December 31, 2003:

                                         Number of
                                          shares          Value of
                   No. of               underlying      unexercised
                   shares              unexercised      in-the-money
                  acquired     Value    options at       options at
 Name           on exercise   realized  12/31/03 (1)  12/31/03 (1) (2)
-------------   ------------  -------- -------------  ----------------
Ilyas Chaudhary        --     $   --     4,000,000        $ 240,000


(1) All unexercised options were exercisable at December 31, 2003.
(2) The value of unexercised in-the-money options is based on the difference between the exercise price of the options and $0.12, the closing price of the Company's Common Stock at December 31, 2003.

Directors

Each member of the Company's Board of Directors, who is also not an employee of the Company ("outside Director"), receives $500 for each Board of Directors' meeting attended either in person or by telephone. The Company reimburses Directors for expenses incurred in attending board meetings. In addition, each outside Director receives an annual stock option award to purchase 200,000 shares of Common Stock (as adjusted for the 4 for 1 forward stock split in December 2003). The exercise price of the options is not less than the Common Stock's market price at the time of the grant. The options are considered fully vested and are exercisable for a period of five years from the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number and percentage of shares of the Company's $.001 par value Common Stock (as adjusted for the 4 for 1 forward stock split in December 2003) owned beneficially, as of March 15, 2004, by any person, who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director of the Company, and by all Directors and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons, or, in the absence of such reports, from the Company's records.

                                           Shares of
                            Shares of    Common Stock
Name and address of       Common Stock    underlying              Percentage
 beneficial owner             owned        options       Total     of class
------------------        ------------   ------------   -------    --------
Bushra Chaudhary (1)
10441 Villa del Cerro
Santa Ana, CA  92805       11,660,316             --   11,660,316    12.3%

Ilyas Chaudhary (2)
10441 Villa del Cerro
Santa Ana, CA  92805       19,968,290      4,000,000   23,968,290    24.3%

Danyal Chaudhary
  Foundation (3)
10441 Villa del Cerro
Santa Ana, CA  92805       21,480,000             --   21,480,000    22.7%

Faisal Chaudhary (4)
5401 Signac Court
Chino Hills, CA  91709      9,809,700        400,000   10,209,700    10.7%

Dennis R. Staal
568 Ridgeview Road
Chadron, NE 69337             555,052        800,000    1,355,052     1.4%

William J. Hickey
505 Saturmino Drive
Palm Springs, CA  92262            --        800,000      800,000     0.8%

Paul L. Hayes Jr.
209 Middle Ridge Road
Stratton Mountain, VT 05155   120,000        280,000      400,000     0.4%

Irwin Kaufman
8224 Paseo Vista Drive
Las Vegas, NV  89128           70,000        800,000      870,000     0.9%

Mike Myers
819 Millpond Dr.
Sugar Land, TX  77478       4,000,000      8,000,000   12,000,000    11.7%

All Executive Officers
And Directors as a Group   24,713,342     14,680,000   39,393,342    36.0%
(6 persons)

-----------
(1) Represents 11,660,316 restricted Common Shares held by Bushra Chaudhary, the wife of the CEO and Chairman of the Company, who claims no beneficial ownership of these shares.

(2) Consists of 8,760,400 controlled Common Shares held directly by Mr. Chaudhary, and 8,799,140 and 2,408,750 restricted Common Shares held by Sedco, Inc., and Capco Acquisub, Inc., respectively, private companies of which Mr. Chaudhary is Chairman of the Board, Chief Executive Officer and beneficially owns 100% of each company's outstanding stock.

(3) Represents 21,480,000 restricted Common Shares held by the Danyal Chaudhary Foundation, a California non-profit organization in which the trustees are Bushra Chaudhary, Faisal Chaudhary, Arshad M. Faroog and Ilyas Chaudhary, who claims no beneficial ownership of these shares.

(4) Represents 5,808,316 restricted Common Shares held by Faisal Chaudhary and 4,001,384 shares in the name of Aamna Chaudhary, Faisal's sister, the adult son and daughter of the CEO of the Company, who claims no beneficial ownership of these shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

TRANSACTIONS INVOLVING THE COMPANY'S OFFICERS AND DIRECTORS

Year Ended December 31, 2003

The Company had several transactions with its Chief Executive Officer, Ilyas Chaudhary, and Sedco, Inc., a private company controlled by Mr. Chaudhary ("affiliates"). The Company received cash advances in the total amount of $298,000 from affiliates. The Company paid expenses in the amount of $27,000 in behalf of affiliates, and was charged a total of $114,000 for expenditures made by affiliates in behalf of the Company. The Company accrued, and paid, compensation expense in the amount of $175,000 due to affiliates in accordance with the Chief Executive Officer's employment. The Company made cash advances in the total amount of $291,000 to affiliates that included repayment of cash advances received during the year and settlement of expenditures made by the respective parties during the year in behalf of each other. The Company charged affiliates $43,000 for interest due on the notes receivable issued in connection with the acquisition of Enterprises by Sedco. The Company issued 8,696,000 shares of Common Stock to affiliates at a cost of $500,000 to acquire an additional interest in a producing oil and gas property, and 1,740,000 shares of Common Stock to affiliates at a cost of $100,000 in settlement of amounts due affiliates. Effective December 31, 2003, the Company sold its equity interests in Resource and Limited to Sedco for consideration consisting of the assumption of certain liabilities in the amount of $238,000 and the minority interest of Limited in the amount of $364,000. At December 31, 2003, the Company owed $530,000 to affiliates.

In addition, the Company had several transactions with Enterprises, a former subsidiary of the Company that was acquired by Sedco effective January 1, 2003. The following discussion includes transactions for the entire year 2003. At January 1, 2003, the Company owed $978,000 to Enterprises. During the year 2003, the Company was charged a total of $264,000 for expenditures made by Enterprises in behalf of the Company. The Company received cash advances in the total amount of $373,000 from Enterprises, and remitted cash advances to Enterprises in the total amount of $175,000. Effective September 30, 2003, Sedco assumed $1.45 million of the account balance owed to Enterprises by the Company in payment of the balance owed to the Company in connection with the sale of Enterprises to Sedco. At December 31, 2003, the Company was owed $10,000 by Enterprises.

The Company received a cash advance from the President of the Company in the amount of $11,000, and paid $5,000 for expenses in behalf of a company owned by the President. At December 31, 2003, the Company owed $6,000 to this individual.

Year Ended December 31, 2002

The Company had several transactions with its Chief Executive Officer, Ilyas Chaudhary and Sedco, Inc., a private company controlled by Mr. Chaudhary ("affiliates"). The Company distributed oil revenue in the amount of $6,400, net of taxes and expenses, to affiliates for their participation in an oil producing property operated by the Company. The Company received cash advances in the total amount of $650,600 from affiliates. The Company paid expenses in the amount of $8,600 in behalf of affiliates, and was charged a total of $467,200 for expenditures made by affiliates in behalf of the Company. The Company accrued compensation expense in the amount of $175,000 due affiliates in accordance with the Chief Executive Officer's employment. The Company made cash advances in the total amount of $1,209,000 to affiliates that included repayment of cash advances received during the year, settlement of expenditures made by the respective parties during the year in behalf of each other, and payment of accrued compensation. The Company sold approximately 7.8% of its working interest ownership in a producing oil and gas property to affiliates for consideration in the total amount of $88,800. A bonus to the Chief Executive Officer in the amount of $137,500 was accrued in partial settlement of amounts due from affiliates at December 31, 2002. At December 31, 2002, the Company was owed $22,800 by affiliates.

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

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report:

     (1) The following Financial Statements are filed as part of this Report:

                                                                   Page
                                                                   ----

      Independent Auditors' Report, April 9, 2004                   F-1

      Consolidated Balance Sheet, December 31, 2003              F-2 - F-3

      Consolidated Statements of Operations and Comprehensive
       Loss for the years ended December 31, 2003 and 2002       F-4 - F-5

      Consolidated Statements of Changes in Stockholders'
       Equity for the years ended December 31, 2003 and 2002     F-6 - F-7

      Consolidated Statements of Cash Flows for the years
       ended December 31, 2003 and 2002                          F-8 - F-12

      Notes to Consolidated Financial Statements                F-13 - F-36

      Supplemental Information About Oil and Gas Producing
       Activities (unaudited)                                   F-37 - F-40


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

10.1     1999 Incentive Equity Plan    (incorporated by reference to the
                                        Company's definitive proxy statement
                                        filed December 2, 1999)

10.2      Stock Exchange Agreement     (incorporated by reference to the
          between the Company and       Company's Form 10-KSB for the year
          Sedco related to Ca           ended December 31, 1999, filed
          Resource Corporation          November 2, 2000

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

10.8     Stock  Purchase  Agreement,   (incorporated  by reference to
          dated January 30, 2001,       Form 8-K of Meteor Industries,
          and between Capco Energy,     Inc. dated February 13, 2001,
          Inc. and Meteor Industries,   SEC File No. 0-27698)
          Inc.

10.9     First Amendment to Stock      (incorporated by reference to the
          Purchase Agreement dated      Company's Form 8-K filed May 7, 2001)
          April 27, 2001, by and
          between Capco Energy, Inc.
          and Meteor Industries, Inc.

Exhibit
Number          Description                           Location
-------   --------------------------   ------------------------------------
10.10    Agreement by and among New    (incorporated by reference to the
          Mexico Marketing, Inc.,       Company's Form 10-KSB for the year
          Meteor Marketing, Inc.,       ended December 31, 2002, filed
          Graves Oil & Butane Co.,      April 23, 2003) Inc.)
          and the Sole Shareholder of
          Graves Oil & Butane Co., Inc.

10.11    Stock Purchase Agreement      (incorporated by reference to the
          dated April 30, 2003, by      Company's Form 8-K filed May 16,
          and between Capco Energy,     2003)
          Inc. and Sedco, Inc.

10.12    Amendment to Purchase         (incorporated by reference to the
          Agreement by and between      Company's Form 10-QSB for the
          Sedco, Inc. and Capco         quarterly period ended September 30,
          Energy, Inc., September       2003, filed December 10, 2003
          30, 2003

10.13    Purchase Agreement by          Filed herewith electronically
          and between Sedco Energy,
          Inc. and Capco Energy, Inc.,
          December 31, 2003

10.14    Purchase Agreement by          Filed herewith electronically
          and between Sedco Energy,
          Inc. and Capco Energy, Inc.,
          December 31, 2003

10.15    Letter agreement dated         Filed herewith electronically
          July 25, 2003, by and
          between Omimex Canada, Ltd.,
          Jovian Energy, Inc., and
          Capco Resource Corporation

14.      Code of Business Conduct       Filed herewith electronically
          and Ethics

21.      List of Subsidiaries           Filed herewith electronically

23.1     Consent of Stonefield          Filed herewith electronically
          Josephson, Inc.

31.1     Certification of Chief         Filed herewith electronically
           Executive Officer

31.2     Certification of Chief         Filed herewith electronically
          Accounting Officer

32.1     Certification of Chief         Filed herewith electronically
          Executive Officer pursuant
          to 18 U.S.C. section 1350

32.2     Certification of Chief         Filed herewith electronically
          Accounting Officer pursuant
          to 18 U.S.C. section 1350

(b) Reports on Form 8-K

         None


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General.  Stonefield Josephson, Inc. is the Company's principal auditing firm.

Audit Fees. The aggregate fees billed in each of the last two fiscal years by Stonefield Josephson, Inc. for the audit of the Company's annual financial statements and review of interim financial statements, including the Company's Form 10-QSB reports, were $116,000 and $164,000 in the years 2003 and 2002, respectively.

Audit-Related Fees. The Company was billed $71,500 in 2003 for services provided in connection with the audit and review of registration filings of a wholly-owned subsidiary.

Tax Fees. The Company was billed $8,000 in the year 2003 for tax consultation services.

Other Fees. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Stonefield Josephson, Inc., other than the services reported above.

The Company has an audit committee; however, the Company had no pre-approval policies and procedures in effect for the auditors' engagement for the fiscal years 2003 and 2002.

All audit work was performed by Stonefield Josephson Inc.'s full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPCO ENERGY, INC.

                                       /s/ Ilyas Chaudhary
Dated: April 14, 2004              By  ---------------------------
                                       Ilyas Chaudhary, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                       /s/ Ilyas Chaudhary
Dated: April 14, 2004              By  ---------------------------
                                       Ilyas Chaudhary, CEO
                                        and Director


                                       /s/ Mike Myers
Dated: April 14, 2004              By  ---------------------------
                                       Mike Myers, President and Director


                                       /s/ Dennis R. Staal
Dated: April 14, 2004              By  ---------------------------
                                       Dennis R. Staal, Director


                                       /s/ Irwin Kaufman
Dated: April 14, 2004              By  ---------------------------
                                       Irwin Kaufman, Director


                                       /s/ William J. Hickey
Dated: April 14, 2004              By  --------------------------
                                       William J. Hickey, Director


                                       /s/ Paul L. Hayes
Dated: April 14, 2004              By  --------------------------
                                       Paul L. Hayes, Director

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Capco Energy, Inc.
Santa Ana, California

We have audited the consolidated balance sheet of Capco Energy, Inc. (a Colorado corporation) and subsidiaries, as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capco Energy, Inc. and subsidiaries, as of December 31, 2003, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses and negative cash flows from operations, and has negative working capital as of December 31, 2003. The Company is party to certain lending agreements as guarantor, for which the obligor, a former subsidiary, is in default. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.
------------------------------
Stonefield Josephson, Inc.


Santa Monica, California
April 9, 2004

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                       $     35
  Investment in equity securities - marketable                    194
  Accounts receivable-trade, net of
    allowance of $45                                              233
  Accounts receivable, related parties                             10
  Note receivable                                                 210
  Other current assets                                             24
                                                              -------

     Total Current Assets                                         706


Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $1,812        10,236

Other Assets:
  Assets attributable to businesses under contract
    for sale (Note 6)                                           4,013
  Land                                                            214
  Other property and equipment, less accumulated
    depreciation of $57                                            10
  Deferred tax asset                                              553
  Other assets                                                    738
                                                              -------


                       Total Assets                          $ 16,470
                                                              =======





    Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                              DECEMBER 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


Current Liabilities:
  Accounts payable, trade                                    $    420
  Current maturities, long-term debt, including a
   related party                                                1,792
  Accrued expenses                                                159
                                                              -------
     Total Current Liabilities                                  2,371
                                                              -------
Non-current Liabilities:
  Long term debt, less current maturities                       3,023
  Long-term liabilities                                         1,766
  Due to related parties                                          536
  Deferred tax liability                                          553
                                                              -------
     Total Non-current Liabilities                              5,878
                                                              -------

Liabilities attributable to businesses under contract
  for sale (Note 6)                                             4,346
                                                              -------

     Total Liabilities                                         12,595
                                                              -------

Commitments and Contingencies (Note 8)                             --

Stockholders' Equity:
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  95,983,716 shares issued                                         96
Additional paid in capital                                      2,429
Treasury stock, 1,207,108 shares, at cost                        (127)
Retained earnings                                               1,477
                                                              -------
     Total Stockholders' Equity                                 3,875
                                                              -------
     Total Liabilities and
     Stockholders' Equity                                    $ 16,470
                                                              =======

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the Years ended December 31, 2003 and 2002
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)

                                                  2003          2002
                                                --------      --------
                                                             (restated)
Sales                                           $  3,148      $  1,345
Cost of sales                                      1,530           734
                                                 -------       -------
     Gross profit                                  1,618           611
                                                 -------       -------

Selling, general and administrative expenses         872         1,526
Depreciation, depletion and amortization             615           442
                                                 -------       -------
     Total operating expenses                      1,487         1,968
                                                 -------       -------
     Income (loss) from operations                   131        (1,357)

Other Income (Expenses):
  Interest income                                     45             5
  Interest expense                                  (153)         (280)
  Gains (losses) on sales of investments-
     marketable securities                            (7)           30
  Holding gains (losses)-marketable securities       145          (114)
  Loss attributable to guarantees of indebtedness
    of businesses sold under contract               (151)           --
  Gain on sale of oil and gas property                --           321
  Loss on sale of property and equipment              --            (2)
  Loss on acquisitions of minority interest           --          (107)
  Other                                               40            --
                                                 -------        ------
     Income (loss) from continuing operations
       before taxes and minority interest            50        (1,504)

Provision for income taxes                            --            --
Minority interest in (income) of
     consolidated subsidiary                          (4)         (113)
                                                 -------       -------
     Income (loss) from continuing operations         46        (1,617)

Discontinued operations: (Note 5)

Loss from operations of business transferred under
  contractual obligation during
  the year 2002 (net of applicable income tax
  benefit of $-0-)                                    --          (356)

Loss from operations of business  transferred under
  contractual  obligation to a related party
  during the year 2003 (net of applicable
  income tax benefit of $-0-)                     (1,264)          (89)

Continued on Next Page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.
                                      F-4

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the Years ended December 31, 2003 and 2002
                            (As restated-see Note 1)
                     (Dollars in Thousands except per share)
                                   (continued)

                                                  2003          2002
                                                --------      --------
                                                             (restated)

Loss on disposal of operations held for sale
  at December 31, 2002 (net of applicable
  income tax benefit of $ -0-)                        --           (25)

Loss on disposal of discounted operations
  to a related party                                (730)           --
                                                 -------       -------

Net loss                                          (1,948)       (2,087)
                                                 -------       -------
Other comprehensive income (loss)-net of tax
  Foreign currency translation adjustment              6            (1)
  Unrecognized (loss) gain from investments-
    marketable securities                             --          (791)
                                                 -------       -------
                                                       6          (792)
                                                 -------       -------
Less:  minority interest in comprehensive
  income of consolidated subsidiary                    1            --
                                                 -------       -------

Comprehensive loss                              $ (1,943)     $ (2,879)
                                                 =======       =======

Earnings per share, basic and diluted:
 Income (loss) from continuing operations       $     --      $  (0.02)
 Loss from discontinued operations,
   including business transferred under
   contractual obligation                          (0.02)        (0.01)
 Loss on disposal of discontinued
   operations                                      (0.01)           --
                                                 -------       -------

  Net loss                                      $  (0.03)     $  (0.03)
                                                 =======       =======
Weighted average common share
  and common share equivalents
  Basic and diluted                           77,897,657    77,101,520
                                              ==========    ==========

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2003 and 2002
                            (As restated-see Note 1)
                             (Dollars in Thousands)
                                                                                                          Accumulated
                    Preferred Stock    Common Stock       Additional  Cumulative   Cumulative   Treasury   Deficit/
                    ---------------  ------------------    Paid-In   Translation  Unrecognized    Stock    Retained
                    Shares   Amount   Shares     Amount   Capital     Adjustment      Gains                  Earnings     Total
                    -------  ------  ----------  ------   ---------  ----------    ----------   ---------  ----------   --------
Balance as
restated at
December 31, 2001   292,947     293  77,226,296      77       1,086          (4)          791        (57)       5,512      7,698

Treasury stock           -       -           -       -           (2)         -             -         (97)          -         (99)
(acquisitions)

Shares issued
in exchange for
cash                     -       -       20,000      -            5          -             -          -            -          5

Shares issued
in exchange
for services             -       -           -       -           -           -             -           9           -          9

Shares issued in
settlement of
liability                -       -           -       -           -           -             -          18           -          18

Shares issued
in exchange for
investment               -       -    1,051,920       1         142          -             -           3                     146

Cumulative
translation              -       -           -       -           -           (1)           -          -            -          (1)
adjustment

Cumulative
unrecognized             -       -           -       -           -           -           (791)        -            -        (791)
gains (losses)

Net loss                 -       -          -        -           -           -            -           -      (  2,087)    (2,087)
                    -------  ------  ----------  ------   ---------  ----------    ----------   ---------  ----------   --------
Balance as
restated at
December 31, 2002   292,947  $  293  78,298,216  $   78   $   1,231   $      (5)    $       -   $   (124)  $    3,425   $  4,898

Continued on Next Page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2003 and 2002
                            (As restated-see Note 1)
                             (Dollars in Thousands)
                                  (Continued)
                                                                                                          Accumulated
                    Preferred Stock    Common Stock       Additional  Cumulative   Cumulative   Treasury   Deficit/
                    ---------------  ------------------    Paid-In   Translation  Unrecognized    Stock    Retained
                    Shares   Amount   Shares     Amount   Capital     Adjustment      Gains                  Earnings     Total
                    -------  ------  ----------  ------   ---------  ----------    ----------   ---------  ----------   --------
Balance as
restated at
December 31, 2002   292,947  $  293  78,298,216  $   78   $   1,231   $      (5)    $       -   $   (124)  $    3,425   $  4,898

Treasury stock           -       -           -       -           -           -             -          (3)          -          (3)
(acquisitions)

Shares issued
in exchange for
cash                                    120,000      -            7          -             -          -            -           7

Shares issued
in exchange              -       -      200,000      -           49          -             -          -            -          49
for services

Shares issued in
settlement of
related party
liabilities              -       -   10,436,000      11         589          -             -          -            -         600

Shares issued
in exchange for          -       -    4,000,000       4         236          -             -          -            -         240
investment

Conversion of
Preferred stock    (292,947)   (293)  2,929,500       3         317          -             -          -            -          27

Cumulative
translation              -       -           -       -           -            5             -          -           -           5
adjustment

Net loss                 -       -           -       -           -           -             -          -        (1,948)    (1,948)
                    -------  ------  ----------  ------   ---------  ----------    ----------   ---------  ----------   --------
Balance at
December 31,
2003                     -   $   -   95,983,716  $   96    $  2,429    $     -     $       -    $   (127)  $    1,477   $  3,875
                    -------  ------  ----------  ------   ---------    --------    ----------   --------   ----------   --------

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002
                            (As restated-see Note 1)
                             (Dollars in Thousands)
                                                            2003         2002
                                                         ----------  ----------
Cash Flows From Continuing Operating Activities:                     (restated)
  Net loss                                               $ (1,948)    $ (2,087)
  Adjustments to reconcile net loss
   to net cash used in operating activities
     Net loss from discontinued operations                  1,264          445
     Loss on disposal of discontinued operations              730           25
     Depreciation, depletion and amortization                 615          442
     Loss attributable to guarantee of indebtedness
       of businesses sold under contract                      151           --
     Gain on sale of oil and gas property                      --         (321)
     Loss on sale of property and equipment                    --            2
     Loss (gain) on sales of investments-marketable
       securities                                               7          (30)
     Holding (gains) losses - marketable securities          (145)         114
     Minority interest in income of
       consolidated subsidiary                                  4          113
     Compensation cost resulting from sale of
       interest in oil and gas property                        --           45
     Compensation cost resulting from settlement
        of related party balances                              --          138
     Compensation cost of Common Stock/Treasury
        Stock issued                                           49            9
     Loss on acquisitions of minority interest                 --          107
     Increase in deferred tax asset                          (379)        (112)
     Increase in deferred tax liability                       379          112
   Changes in assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable-trade                               (177)         257
     Notes receivable (accrued interest)                       (2)          --
     Other current assets                                      38          (47)
     Other assets                                            (192)         (79)
    Increase (decrease) in liabilities:
     Accounts payable                                        (203)         (74)
     Accrued expenses                                        (183)        (219)
                                                           ------       ------
Net cash provided by (used in) continuing
    operating activities                                        8       (1,160)
                                                           ------       ------

Cash Flows From Discontinued Operating Activities:
  Net loss                                                 (1,264)        (470)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation, depletion and amortization                 595          859
     Loss on sale of property, plant and equipment            126          140
     Gain on sale of equity investment                         --         (906)
     Other                                                     --           85
     Decrease in deferred tax asset                           219           49
     Decrease in deferred tax liability                      (219)         (49)

Continued on Next Page
Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.                           F-8

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002
                            (As restated-see Note 1)
                             (Dollars in Thousands)
                                   (continued)
                                                          2003          2002
                                                      -----------   ----------
     Changes in assets and liabilities:                             (restated)
       (Increase) decrease in assets:
        Accounts receivable-trade                           2,741          721
        Inventory                                           1,653         (153)
        Other current assets                                 (194)         230
        Other assets                                            5           20
       Increase (decrease) in liabilities:
        Accounts payable                                     (455)         340
        Accrued expenses                                     (187)        (716)
        Taxes payable                                        (448)          17
        Accrued environmental expenses-noncurrent             (75)         (51)
                                                          -------      -------
   Net cash provided by discontinued
       operating activities                                 2,497          116
                                                          -------      -------
   Net cash provided by (used in) all operating
       activities                                           2,505       (1,044)
                                                          -------      -------
Cash Flows From Continuing Investing Activities:
     Cash applicable to assets held for sale                   --          (20)
     Equity contribution to subsidiary                       (400)          --
     Net (advances) repayments with related parties           768          519
     Proceeds from sale of oil and gas property               816        1,115
     Proceeds from sale of property and equipment              --            4
     Capital expenditures for oil and gas property           (105)        (834)
     Purchase of property and equipment                        (2)          --
     Proceeds from sale of marketable securities              563        2,164
     Purchase of marketable securities                       (497)        (504)
     Notes receivable loans                                    --         (103)
                                                          -------      -------
   Net cash provided by continuing investing activities     1,143        2,341
                                                          -------      -------
Cash Flows From Discontinued Investing Activities:

     Cash applicable to assets held for sale                    1           --
     Net (advances) repayments with related parties          (482)        (198)
     Cash proceeds from sale of equity investment             766          850
     Cash proceeds from sale of property                       87           --
     Cash proceeds from equity contribution                   400           --
     Notes receivable payments                                 35          178
     Purchase of property and equipment                        --         (479)
     Decrease in investment in closely held business           --           16
     Notes receivable loans                                    --          (30)
                                                          -------      -------
   Net cash provided by discontinued investing activities     807          337
                                                          -------      -------
   Net cash provided by all investing activities            1,950        2,678
                                                          -------      -------
Continued on Next Page
Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2003 and 2002
                              (As restated-see Note 1)
                              (Dollars in Thousands)
                                    (continued)

                                                          2003           2002
                                                       ----------    ----------
                                                                     (restated)
Cash Flows From Continuing Financing Activities:
     Proceeds from long-term debt                            --          717
     Payment on long term debt                             (1,123)      (1,916)
     Sale of Common Stock and exercise of options               7            5
     Purchase of Common Stock                                  (3)        (100)
                                                          -------      -------
   Net cash used in continuing
      financing activities                                 (1,119)      (1,294)
                                                          -------      -------
Cash Flows from Discontinued Financing Activities:
     Net (payments) advances  on revolver                  (3,022)         932
     Decrease in book overdraft                               (83)        (352)
     Proceeds from long-term debt                              --           29
     Payments on long term debt                              (639)      (1,280)
     Decrease in restricted cash                              441          143
                                                          -------      -------
   Net cash used in discontinued
      financing activities                                 (3,303)        (528)
                                                          -------      -------
   Net cash used in all financing activities               (4,422)      (1,822)
                                                          -------      -------

   Net increase (decrease) in cash                             33         (188)
   Cash, beginning of period                                    2          190
                                                          -------      -------
   Cash, end of period                                    $    35     $      2
                                                          =======      =======

Supplemental disclosure of cash flow information for continuing operations:

Interest paid                                            $    134     $    415
                                                          =======      =======
Taxes paid                                               $     --     $     --
                                                          =======      =======

Supplemental disclosure of cash flow information for discontinued operations:

Interest paid                                            $    383     $    794
                                                          =======      =======
Taxes paid                                               $     --     $     --
                                                          =======      =======
Continued on Next Page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2003 and 2002
                              (As restated-see Note 1)
                              (Dollars in Thousands)
                                   (continued)

                                                          2003           2002
                                                       ----------    ----------
                                                                     (restated)
Supplemental disclosure of non-cash financing and investing activities for continuing operations:

Marketable securities reduced for sales and
  carrying value adjustments                             $     --      $  2,162
                                                          =======       =======
Note receivable exchanged for marketable securities      $     --      $    103
                                                          =======       =======
Note receivable issued as consideration for sale of
  property interest                                      $    208      $     --
                                                          =======       =======
Long-term liabilities assumed in connection
  with acquisitions of property                          $  1,334      $     --
                                                          =======       =======
Long-term liability assumed in connection
  with guaranty of indebtedness                          $    432      $     --
                                                          =======       =======
Long-term debt reduced for property
  sold/exchanged                                         $     --      $  1,399
                                                          =======       =======
Common Stock issued for acquisitions of
  subsidiary and property                                $    740      $     --
                                                          =======       =======
Common Stock issued for conversion of
  Preferred Stock                                        $    320      $     --
                                                          =======       =======
Long-term debt issued in connection with
  acquisition of accounts receivable and property        $  4,515      $  1,328
                                                          =======       =======
Long term debt issued for accounts payable               $     --      $    129
                                                          =======       =======
Common Stock issued for acquisition of
  minority interests                                     $     --      $    145
                                                          =======       =======
Treasury Stock issued in settlement of liability         $     --      $     18
                                                          =======       =======

Continued on next page

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2003 and 2002
                              (As restated-see Note 1)
                              (Dollars in Thousands)
                                   (continued)


                                                          2003           2002
                                                       ----------    ----------
                                                                     (restated)
Supplemental disclosure of non-cash financing and investing activities for discontinued operations:


Note receivable and account receivable provided
  as proceeds in connection with sale of preferred
  membership interests                                   $    349      $     --
                                                          =======       =======

Account receivable converted to note receivable          $     --      $     31
                                                          =======       =======

Long-term debt and accrued expenses reduced
  for property sold/exchanged                            $    975      $     86
                                                          =======       =======

Equipment additions funded with long-term debt           $     --      $     87
                                                          =======       =======
Disposition of businesses sold under contract,
  less cash received                                     $     --      $  1,672
                                                          =======       =======




Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production of and the sale of oil, gas and natural gas liquids. The Company's production activities are located principally in the United States of America. Foreign operations are not significant to either consolidated financial position or consolidated results of operations. The principal executive offices of the Company are located at 12241 Newport Ave., Suite 221, Santa Ana, CA 92705. The Company was incorporated as Alfa Resources, Inc., a Colorado corporation, on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, the Company has had recurring losses and negative cash flows from operations, and negative working capital as of December 31, 2003. The Company is guarantor to certain lending agreements for which the obligor, a former subsidiary, is in default. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The Company has taken steps to improve its operating income and satisfy its working capital requirements.

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002, provided positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow was used to retire indebtedness in the amount of $1.3 million that was incurred when the property was acquired. From the time that the property was acquired in June 2002 to September 2003, the acquisition debt was paid in full, after which the net cash flow was paid to the Company. Effective November 1, 2003, the Michigan property interest was pledged as collateral in connection with an acquisition of producing property in Montana. The net cash flow from both the Michigan and Montana properties is being used to retire the debt that was incurred with the acquisition.

2. Effective November 30, 2003, the Company acquired a 65% working interest in producing properties located in the Texas Gulf Coast that are providing positive cash flow to the Company.

3. In November 2002, the Company's wholly-owned oil and gas production subsidiary, Jovian Energy, Inc. (formerly Capco Resource Corporation), filed an initial registration statement for the purpose of registering for sale 20% of that company's equity securities in a public offering, on a best-efforts, all-or-none basis. In September 2003, the decision was made to withdraw the filing as the open registration period restricted the Company's ability to participate in new opportunities and the imminent payoff of the original Michigan acquisition debt would result in additional cash flow into the Company.

4. In October 2002, the Company's Board of Directors authorized management to pursue a plan that would result in the divestiture of its petroleum products marketing and convenience store operation segments, operations that have been reported as discontinued operations in the accompanying financial statements.

5. In December 2002, an agreement was reached for the sale of principally all of the Company's assets in the state of New Mexico. Consideration for this transaction consisted primarily of the assumption by the buyer of approximately $4.5 million of indebtedness related to the assets.

6. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration $2.5 million, plus other consideration, effective January 1, 2003. The Company's Board of Directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003. Following adjustments to the agreement that reduced the sales price to $1.75 million, the Company recorded the sale of the business interests, effective September 30, 2003, recording a loss of $730,000 for the disposal of the discontinued business interests.

7. In February 2004, the Company's Board of Directors authorized management to proceed with the attempt to raise as much as $2.0 million through the private placement of convertible promissory notes ("Notes"). Proceeds from the sale of the Notes are to be used principally to fund property development activities in an effort to increase cash flow to the Company.

In addition to the transactions described above, the Company is also considering the availability of additional equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.

Management believes that an increase in cash flow from (1) existing properties, and (2) properties to be acquired during the year 2004, coupled with proceeds from the sales of convertible promissory notes will enable the Company to meet its working capital requirements.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and it's wholly and majority owned subsidiaries. Accordingly, all references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's significant subsidiaries include Capco Resource Corporation ("Resource"), Capco Offshore, Inc., Capco Asset Management, Inc. and Capco Resources Ltd. ("Limited"). Effective December 31, 2003, the Company agreed to sell Resource Limited. Effective January 1, 2003, the Company agreed to sell Meteor Enterprises, Inc. ("Enterprises"), including all of that company's subsidiaries. Significant subsidiaries of Enterprises included Meteor Marketing, Inc. ("Marketing"), and Graves Oil & Butane Co., Inc. ("Graves"). Graves was reported as a disposition effective December 31, 2002. The results of operations of Enterprises are reported as discontinued operations and include Marketing for the year ended December 31, 2003, and Marketing and Graves for the year ended December 31, 2002.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2003, the Company conducts oil production operations in the United States of America and Canada. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2003.

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

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net loss and earnings per share for the years ended December 31, 2003 and 2002, would have been adjusted to the pro forma amounts indicated below:

                                                      2003             2002
                                                    --------         --------
Net loss (in thousands):
                           As reported              $ (1,948)        $ (1,852)
                           Compensation cost          (1,110)            (128)
                           Pro Forma                $ (3,058)        $ (1,980)

Earnings per share-basic and diluted:
                           As reported              $  (0.03)        $  (0.10)
                           Pro Forma                $  (0.04)        $  (0.10)

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends; expected lives of 5 years for 2003 and 2.9 years for 2002; expected volatility of 2.9% and 11.4% for 2003 and 2002, respectively; and risk free rates of return from 2.27% to 3.27% and 3.26% for 2003 and 2002, respectively. The weighted average fair value of those purchase rights granted in 2003 and 2002 was $0.07 and $0.06, respectively.

ENVIRONMENTAL EXPENDITURES

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no future benefit is discernible.

Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines and records its liability on a site-by-site basis at the time when it is probable and can be reasonably estimated. The Company's estimated liability is recorded net of the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2003 and 2002, the Company had other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classified as available-for-sale.

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's weighted average shares outstanding at December 31, 2003 and 2002 would have increased for 15,837,000 and 12,964,000 shares of Common Stock, respectively, if associated stock options would have had a dilutive effect. The options did not have a dilutive effect for the periods presented due to the net losses recorded by the Company in each period. Under the treasury method of calculating the additional shares outstanding , the effect would have been antidilutive.

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

In December 2003, the FASB issued a revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under Statement No. 87, "Employers' Accounting for Pensions," Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement has no material impact to the Company's financial statements.

In December 2003, the FASB concluded to revise certain elements of FIN-46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN-46 should be applied in periods ending after December 15, 2003. 2003. Otherwise, FIN-46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004, and for registrants who file under Regulation S-B, in periods ending after December 15, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations. FOUR-FOR-ONE FORWARD STOCK SPLIT

Effective December 26, 2003, the Company's Board of Directors approved a four-for-one forward stock split on all outstanding shares of Common Stock. The Company's outstanding stock option awards and convertible notes were also adjusted accordingly. All share and per share amounts have been adjusted to give retroactive effect to this split for all periods presented.

RECLASSIFICATION

Certain amounts have been reclassified in the prior year to be consistent with the classification as of December 31, 2003.

RESTATEMENT FOR 2002

As initially reported in Form 10-QSB/A for the quarterly period ended March 31, 2003 (filed on August 21, 2003), but effective December 31, 2002, the Company revised the quantity of its proved undeveloped oil and gas reserves and thus changed its depletion calculation. The effect for 2002 was to increase depletion expense by $235,000.


2. BUSINESS COMBINATION, ACQUISITION AND DIVESTITURES:

The Company had the following acquisitions and divestments during the year ended December 31, 2003:

MARKETABLE SECURITIES
In January and February 2003, the Company sold the remaining shares of its equity interests in Chaparral Resources, Inc., realizing a loss of $10,000 from the sales.

During the year 2003, the Company reported unrealized holding gains in the amount of $145,000 due to increases in the carrying value of marketable securities.

OIL AND GAS PROPERTIES

In October 2003, the Company participated in the acquisition of producing properties and related gas processing and transmission facilities located in the state of Montana. The Company acquired an approximate 4.3% interest in the acquired properties. Funding for the acquisition consisted of a loan in the amount of $4.5 million provided by the operator of the acquired property, a cash payment in the amount of $250,000 and a credit in the amount of $500,000 extended to the Company's Chief Executive Officer for his participation in the acquisition process. The Company acquired the credit by issuing 8.7 million shares of Common Stock to the Chief Executive Officer. In addition, the seller deferred receipt of a portion of the sales amount which is to be repaid from future cash flow from the acquired properties. The Company's portion of this obligation is $229,000. The Company sold a portion of the total acquired property interest to other owners. Proceeds in the amount of $1.4 million received from the other owners were credited against the Company's basis in the acquired property. The Company's cost of the acquisition was approximately $4.1 million. The loan from the operator is collateralized by the Company's interest in the acquired property and by the Company's interest in producing oil and gas property located in the state of Michigan.

In October 2003, the Company acquired from a third party a 3% working interest in the Caplen Field in Galveston County, Texas at a recorded cost of $207,000.

In November 2003, the Company closed on the acquisition of properties in the Brazos Field, offshore in Matagorda County, Texas. The Company owns a 65% working interest in the property and is the operator of the acquired property. The acquired properties consist of 22 wells, two of which are currently in production. The Company's recorded cost of the acquisition, including a funding obligation to the seller of the property in the amount of $1.1 million, and net of fees earned from joint interest partners, was $1.2 million. In connection with the acquisition the Company and its joint interest partners were required to provide a surety bond in the amount of $1.3 million to the seller of the property. The surety company required a cash deposit in the amount of $700,000, of which the Company's portion was $278,000. A portion of monthly net cash flow from the acquired property will be used to fund the deposit account until the bond limit of $1.3 million is fully funded. The surety company was given a security interest in the Company's working interests in the Brazos Field and the Caplen Field as collateral for this obligation. The Company's Chief Executive Officer also provided his personal guarantee to the surety company. An additional portion of the monthly net cash flow from the property will be used to fund another deposit account to the seller. When this account balance reaches $1.7 million the $1.3 million bond will be released. The Company's portion of this obligation, $1.1 million, in included in the Company's recorded cost of the acquisition.

OTHER

In January 2003, Marketing closed on the sale of its preferred membership interests ("interests") in Propane. Total consideration of $1.1 million consisted of (1) a cash payment in the amount of $766,000, (2) an 8% promissory note in the amount of $199,000 due January 2006, and (3) a cash retention in the amount of $150,000 to be paid upon the delivery of asset title transfer documents resulting from Marketing's sale of Propane in April 2002. The carrying value of the interests at December 31, 2002, had been adjusted to equal the anticipated proceeds.

Effective September 30, 2003, the Company recorded the sale of Enterprises to Sedco, Inc., a private company owned by Ilyas Chaudhary, the Company's Chief Executive Officer. The operations of Enterprises for the nine month period ended September 30, 2003, are reported as discontinued operations in the financial statements. The Company reported a loss of $730,000 for the disposal of the discontinued business interests (see Note 5).

Effective September 30, 2003, the Company restored assets and liabilities attributable to business interests that had previously been reported as sold as of December 31, 2002. A gain resulting from the sale had been deferred by the Company due to debt guarantees provided by the Company on a significant level of debt that was included in the sales transaction (see Note 6).

Effective December 31, 2003, the Company sold its equity ownership in Resource and Limited to the Company's Chief Executive Officer for the assumption of certain liabilities.

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

In May and December 2002, the Company acquired additional equity interests in Limited at a cost of $145,000, increasing its equity ownership from 87.5% to 88.9%. The Company recorded losses in the total amount of $107,000 from the acquisitions due to the excess of acquisition cost over the book value of the acquired equity interests.

Effective December 31, 2002, the Company sold its equity ownership in Graves and Capco Monument LLC ("Monument"), business entities that held title to property, plant and equipment in the state of New Mexico, for $10,000 cash and the assumption by the buyer of related indebtedness (see Note 6). The operations of Graves and Monument are considered discontinued operations in the financial statements (see Note 5).

Effective January 1, 2003, the Company agreed to sell the remaining business interests of Enterprises for $2.5 million and other consideration. The operations of Enterprises are considered discontinued operations in the financial statements (see Note 5).


3. INVESTMENTS IN EQUITY SECURITIES-MARKETABLE SECURITIES

As of December 31, 2003, the Company had marketable securities in common stock of $194,000, which consisted of $191,400 classified as trading and $2,600 classified as available-for-sale. The marketable securities had aggregate unrealized holding gains of $145,000 reflected in the current year's statement of operations, for a cost basis of $49,000. There were no cumulative unrecognized gains or losses as of December 31, 2003.


4. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2003 (in thousands):

         Properties being amortized                          $ 12,048

         Accumulated depreciation and depletion                (1,812)
                                                               ------
         Oil and gas properties, net                         $ 10,236
                                                               ======

At December 31, 2003, certain of these assets collateralized a portion of the Company's long-term debt (see Note 7). Certain other oil and gas producing properties collateralized the Company's obligation to a surety company (see Note
2).

Depreciation and depletion expense totaled $610,000 and $422,800 for the years ended December 31, 2003 and 2002, respectively.

5.  DISCONTINUED OPERATIONS

In October 2002, the Company's Board of Directors directed management to sell all assets and liabilities of the petroleum marketing operations, including the convenience stores operations. In December 2002, the Company closed on the sale of assets located in the state of New Mexico (see Note 6).

In March 2003, the Company received a proposal from Sedco, Inc. ("Sedco"), a private company owned by Ilyas Chaudhary, the Company's Chief Executive Officer, to acquire Enterprises, except for 4.0 million shares of Enterprises' equity ownership in Network Fueling Corp., at a cash price of $2.5 million, effective January 1, 2003. The Company's Board of Directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003. At that time the Company had received a nonrefundable deposit in the amount of $300,000, a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 million due April 30, 2004. In addition, Sedco provided 12,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes. In September 2003, the transaction was amended for the following: the cash purchase price was reduced to $1.75 million and the 4,000,000 shares of NFC common stock were returned to Enterprises. In addition, Sedco assumed an obligation in the amount of $1.45 million that the Company owed to Enterprises. This amount, combined with the nonrefundable deposit in the amount of $300,000, constituted full payment of the amended purchase price of $1.75 million. The Company recorded the sale of the business interests, effective September 30, 2003, recording a loss of $730,000 for the disposal of the discontinued business interests.


The historical operations of the business interests subject to the disposition have been presented in the statements of operations and statements of cash flows as discontinued operations. Year 2003 includes the historical operations for the nine-month period ended September 30, 2003, that preceeded the recorded sale; year 2002 includes the historical operations for the entire year. The Company is guarantor of certain obligations of Enterprises and its subsidiaries in the aggregate amount of $2.3 million at December 31, 2003. The obligations consist of vendor trade accounts, and real estate and equipment purchases. Management believes that there is sufficient underlying collateral value in the related assets to significantly reduce the potential loss, if any, to the Company.

The Company is a guarantor of a portion of indebtedness that was included in the sale of its propane distribution operation in April 2002, and the lender has yet to release the Company from the guarantee. As a result, the Company has included in its balance sheet at December 31, 2003, under the captions "Other
Assets" and "Long term liabilities" the amount of $432,000 to reflect the Underlying asset value and outstanding debt balance at December 31, 2003, applicable to this guarantee.

Summarized below are the results of discontinued operations for 2003 and 2002. The year 2002 includes the operating results of the operations that were sold during that year (in thousands):

                                                   2003            2002
                                                   ----            ----
      Sales                                      $ 49,082       $ 101,117
      Gross profit                               $  8,860       $  15,764
      Loss from operations                       $   (841)      $    (974)
      Net loss from operations                   $ (1,264)      $    (445)
      Loss on disposal                           $     --       $     (25)


6. BUSINESSES UNDER CONTRACT FOR SALE

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

The Company agreed to continue to operate the businesses for a period of time subsequent to the date of sale to allow the buyer time to make separate credit arrangements with lenders and suppliers, and to negotiate for the removal of the Company as the guarantor of a significant portion of the indebtedness assumed by the buyer. The sales transaction resulted in a gain to the Company in the amount of $181,000; however, due to the significant risk still assumed by the Company in the form of the loan guarantees, the gain was deferred until such time that the risk had either been significantly reduced or eliminated.

At December 31, 2003, approximately $3.8 million of indebtedness, including accrued interest, was owed to one lender, and Graves was in default on the indebtedness. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender, but no settlement has been reached at this time.

During the year 2003, the buyer has marketed the real estate for sale, and certain properties are under contract for sale. The sale of one property closed in September 2003, resulting in a reduction in the amount of $623,000 to the total debt assumed by the buyer. Effective September 30, 2003, the Company re-evaluated the exposure relating to the debt guarantees. While management believed that there was sufficient value in the underlying assets such that the Company would not incur a loss from this disposal, the Company believed that the disposal no longer met the criteria to be recorded as a divestiture of a subsidiary for accounting purposes. Accordingly, the decision was made at September 30, 2003, to restore the assets and liabilities attributable to the businesses that were sold to the Balance Sheet to be reported as "Assets attributable to businesses under contract for sale" and "Liabilities attributable to businesses under contract for sale".

The Company has further evaluated the exposure relating to the debt guarantees as of December 31, 2003, and has determined that there is not sufficient value in the underlying assets such that the Company will, in all likelihood, incur a loss from this disposal. It is estimated that the liabilities which are guaranteed by the Company exceed the underlying net assets by approximately $333,000. The Company accounted for this deficit by eliminating the deferred gain of $182,000 that was recorded at the end of the prior year, and by recording a charge to current year operations in the amount of $151,000.

Net assets and liabilities attributable to the Company's guarantees consisted of the following at December 31, 2003 (in thousands):

            Net assets to be realized                  $ 4,013
                                                         =====
            Liabilities, including accrued
              interest of $378                         $ 4,346
                                                         =====

7. LONG TERM DEBT

Long term debt consisted of the following as of December 31, 2003 (in thousands):

Seller-provided financing, interest at 4.75%, payable
from net cash flow from producing oil and gas properties,
collateralized by producing oil and gas properties                  $ 4,289

Note payable to an  individual,  interest at 9% per annum,
plus an  incremental interest rate of 1% for every $1 that
West Texas  Intermediate Crude exceeds $21 per barrel
payable  quarterly,  convertible  into Common Stock of the
Company at the option of the holder at a conversion rate
of $0.38, with the unpaid principal due in May 2003                      25

Note payable to a related party, interest at 7%, payable
in monthly installments of $4, due on June 30, 2005                 $   124

Note payable, interest payable monthly at 14.0%, due on
demand, collateralized by land and the personal guaranty
of the Company's Chief Executive Officer                                377
                                                                      -----
Total debt                                                            4,815
Less current maturities                                               1,792
                                                                      -----
Long term debt                                                      $ 3,023
                                                                      =====

The following is a summary of the principal amounts payable over the next four years (in thousands):

                   Year ending December 31,
                           2004                      $ 1,792
                           2005                        1,434
                           2006                        1,350
                           2007                          239
                                                      ------
                                                     $ 4,815
                                                      ======

Interest expense for all corporate borrowings totaled $153,000 and $280,000 for the years ended December 31, 2003 and 2002, respectively.


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

The Company is not aware of any environmental claims existing as of December 31, 2003, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

LAND RENTALS AND OPERATING LEASES

The Company leases office facilities and equipment under operating leases expiring through October 31, 2006, and is obligated to pay land rentals on oil and gas properties through December 31, 2013. As of December 31, 2003, future minimum rental payments required under operating leases are as follows (in thousands):
                           Year Ending
                           December 31,
                           -----------
                              2004                    $  64
                              2005                       57
                              2006                       38
                              2007                       24
                              2008                       24
                           Thereafter                   119
                                                       ----
                                                      $ 326
                                                       ====

Rental expense charged to continuing operations totaled $70,000 and $155,000 for the years ended December 31, 2003 and 2002, respectively. Rental expense included in discontinued operations totaled $554,000 and $921,000 for the years ended December 31, 2003 and 2002, respectively.


9. EQUITY

PREFERRED STOCK

The Series A Preferred Stock issued by the Company on February 28, 1991, had a par value and liquidation value of $1.00 per share, a cumulative 5% dividend and was redeemable by the Company at 110% of par value. Effective in December 2003, the Preferred Stock was exchanged for Common Stock at the rate of 10 shares of Common Stock for each share of Preferred Stock.

COMMON STOCK

For the year ended December 31, 2003, the Company had the following significant equity transactions:

The Company issued 120,000 shares upon the exercise of a stock option by a Director, realizing proceeds of $7,000.

The Company issued 200,000 shares as compensation to the employees of a former subsidiary at a cost of $11,000.

The Company issued 4,000,000 shares to acquire the equity ownership of Capco Offshore, Inc. at a cost of $240,000.

The Company issued 10,436,000 shares in settlement of amounts due to the Chief Executive Officer at a cost of $600,000.

The Company issued 2,929,500 shares in exchange for the issued and outstanding Preferred Stock at a cost of $320,000.

For the year ended December 31, 2002, the Company had the following significant equity transactions:

The Company received $5,000 from the sale of 20,000 shares of Common Stock.

The Company issued 1,067 920 shares of Common Stock, including 16,000 shares from treasury, for equity interests in Limited at a cost basis of $146,000. The Company recorded losses in the total amount of $107,000 from the acquisitions due to the excess of acquisition cost over the book value of the acquired equity interests.

TREASURY STOCK

In 2003, the Company acquired 40,000 shares of Common Stock at a cost of $5,000 to be held as Treasury Stock, and sold 28,600 shares of Common Stock from treasury, realizing proceeds of $2,000.

In 2002, the Company paid $99,000 for the acquisition, and retention, of 1,042,200 shares of Common Stock. The Company issued 160,492 shares from treasury for (1) employee bonuses in the amount of $9,000, (2) a share exchange with a minority shareholder of CRL in the amount of $3,000, and (3) interest on borrowings in the amount of $18,000.

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

A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002 is presented below:

                                    2003                      2002
                             ------------------        -------------------
                                        Weighted                    Weighted
                                        average                     average
                                        exercise                    exercise
                              Shares     price            Shares     price
                            --------- ----------        ---------  ---------
Outstanding
 at beginning of year      11,141,604    $ 0.23        11,960,000    $ 0.24
Granted at market                  --        --                --        --
Granted exceeding
 market                    16,000,000    $ 0.13           800,000    $ 0.20
Exercised                    (120,000)   $ 0.06                --    $   --
Canceled                  (10,861,604)   $ 0.24                --    $   --
Forfeited                    (280,000)   $ 0.23        (1,618,396)   $ 0.25
                            ---------     ----          ---------     -----
Outstanding at end
 of year                   15,880,000    $ 0.13        11,141,604    $ 0.24
                           ==========     =====        ==========     =====
Options exercisable
 at end of year            15,880,000    $ 0.13         4,805,604    $ 0.23
                           ==========     =====         =========     =====


                  Options Outstanding                       Options Exercisable
--------------------------------------------------------   ---------------------
                                    Weighted
                                     average    Weighted                Weighted
 Year      Range of      Number     remaining    average                 average
options    exercise     outstand-  contractual  exercise     Number     exercise
granted    prices          ing        life       price     exercisable   price
-------    --------     ---------  -----------  --------   -----------  --------
 2003   $0.06 to $0.25  15,880,000   4.73 years    $0.13    15,880,000     $0.13

        $0.06 to $0.25  15,880,000   4.73 years    $0.13    15,880,000     $0.13

Non-employee options

In January 2003, the Company issued an option to an individual to acquire 600,000 shares of the Company's Common Stock at an exercise price of $0.20, exercisable for a period of three years. The option was issued in exchange for market consulting services. Using the Black-Scholes option-pricing model, the Company recorded an increase to paid-in capital, and a charge to operations, in the amount of $38,000 for the value of the option grant. No portion of the option grant had been exercised as of December 31, 2003.

In April 2002, the Company issued an option to a media firm to purchase 80,000 shares of the Company's Common Stock at an exercise price of $0.20, exercisable for a period of 100 days. The option was issued in exchange for services to distribute corporate information via the internet. Using the Black-Scholes option pricing model, the Company recorded a charge to operations in the amount of $1,000 for the option grant. No portion of the option grant was exercised and the option expired on its terms.

At January 1, 2002, options to acquire 4,400,000 shares of Common Stock were exercisable at an average exercise price of $0.29. No portion of the option grants were exercised and the options expired on their terms during the year 2002.

10. INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2003 and 2002, are as follows:
                                               2003                    2002
                                               ----                    ----
Current                                       $   -                   $   -
Deferred                                          -                       -
                                               ----                    ----
Total provision                               $   -                   $   -
                                               ====                    ====

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for the years ended December 31, 2003 and 2002:

                                               2003                   2002
                                               ----                   ----
Federal income tax rate                       (34.0)%                (34.0)%
State income taxes, net of
  federal benefit                              (6.0)%                 (6.0)%
Utilization of NOL carry forward                 --                    --
Effect of valuation allowance                  40.0%                  40.0%
                                               ----                   ----
Effective income tax rate                       0.0%                   0.0%
                                               ====                   ====

At December 31, 2003, the Company had net operating loss carry forwards of approximately $6.6 million. The Company anticipates that it will be able to utilize only a portion of the net operating loss carry forwards during the year 2003. Therefore, the Company has established a valuation allowance for the remaining net operating loss carry forwards. The Company realized as a tax benefit in the year 2003 only that amount applicable to the net operating loss carry forwards that were utilized in the year 2003. The valuation allowance for the year ended December 31, 2003, decreased by approximately $114,000. The net operating loss carry forwards expire at various dates through the year 2020.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):
                                                  2003                2002
                                                  ----                ----
Deferred tax asset:
Marketable securities, receivables and
  liabilities                                  $   --               $   51
Property and equipment and investments             --                   --
Loss carry forward                               2,631                2,315
Less: valuation allowance                       (2,078)              (2,192)
                                                 -----                -----
                                               $   553              $   174
                                                 =====                =====
Deferred tax liability:
Property and equipment and investments         $   553              $   174
                                                 =====                =====

11. RELATED PARTY TRANSACTIONS

Year Ended December 31, 2003

The Company had several transactions with its Chief Executive Officer, Ilyas Chaudhary, and Sedco, Inc., a private company controlled by Mr. Chaudhary
("affiliates"). The Company received cash advances in the total amount of $298,000 from affiliates. The Company paid expenses in the amount of $27,000 in behalf of affiliates, and was charged a total of $114,000 for expenditures made by affiliates in behalf of the Company. The Company accrued, and paid, compensation expense in the amount of $175,000 due to affiliates in accordance with the Chief Executive Officer's employment. The Company made cash advances in the total amount of $291,000 to affiliates that included repayment of cash advances received during the year and settlement of expenditures made by the respective parties during the year in behalf of each other. The Company charged affiliates $43,000 for interest due on the notes receivable issued in connection with the acquisition of Enterprises by Sedco. The Company issued 8,696,000 shares of Common Stock to affiliates at a cost of $500,000 to acquire an additional interest in a producing oil and gas property, and 1,740,000 shares of Common Stock to affiliates at a cost of $100,000 in settlement of amounts due affiliates. Effective December 31, 2003, the Company sold its equity interests in Resource and Limited to Sedco for consideration consisting of the assumption of certain liabilities in the amount of $238,000 and the minority interest of Limited in the amount of $364,000. At December 31, 2003, the Company owed $530,000 to affiliates.

In addition, the Company had several transactions with Enterprises, a former subsidiary of the Company that was acquired by Sedco effective January 1, 2003. Although the operations of Enterprises for the nine-month period ended September 30, 2003, are reported by the Company as discontinued operations, the following discussion includes transactions for the entire year 2003. At January 1, 2003, the Company owed $978,000 to Enterprises. During the year 2003, the Company was charged a total of $264,000 for expenditures made by Enterprises in behalf of the Company. The Company received cash advances in the total amount of $373,000 from Enterprises, and remitted cash advances to Enterprises in the total amount of $175,000. Effective September 30, 2003, Sedco assumed $1.45 million of the account balance owed to Enterprises by the Company in payment of the balance owed to the Company in connection with the sale of Enterprises to Sedco. At December 31, 2003, the Company was owed $10,000 by Enterprises.

The Company received a cash advance from the President of the Company in the amount of $11,000, and paid $5,000 for expenses in behalf of a company owned by the President. At December 31, 2003, the Company owed $6,000 to this individual.

Year Ended December 31, 2002

The Company had several transactions with its Chief Executive Officer, Ilyas Chaudhary, and Sedco, Inc., a private company controlled by Mr. Chaudhary ("affiliates"). The Company distributed oil revenue in the amount of $6,400, net of taxes and expenses, to affiliates for their participation in an oil producing property operated by the Company. The Company received cash advances in the total amount of $650,600 from affiliates. The Company paid expenses in the amount of $8,600 in behalf of affiliates, and was charged a total of $467,200 for expenditures made by affiliates in behalf of the Company. The Company accrued compensation expense in the amount of $175,000 due to affiliates in accordance with the Chief Executive Officer's employment. The Company made cash advances in the total amount of $1,209,000 to affiliates that included repayment of cash advances received during the year, settlement of expenditures made by the respective parties during the year in behalf of each other, and payment of accrued compensation. The Company sold approximately 7.8% of its working interest ownership in a producing oil and gas property to affiliates for consideration in the total amount of $88,800. A bonus to the Chief Executive Officer in the amount of $137,500 was accrued in partial settlement of amounts due from affiliates at December 31, 2002. At December 31, 2002, the Company was owed $22,800 by affiliates.

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

12. PROFIT SHARING PLAN

The Company maintains a defined contribution profit sharing plan ("401 (k) Plan") covering all eligible employees. Profit sharing contributions are made
(i) at the discretion of the Board of Directors; and (ii) on the employee's behalf from salary deferrals. Eligible employees may contribute on a pre-tax basis up to 100% of their qualifying annual compensation, to a maximum of $40,000. Employer discretionary contributions are not to exceed 50% of the first six percent of each employee's compensation. The Company did not incur any expense for employer matching contributions for either of the years ended December 31, 2003 and 2002.

13. BUSINESS SEGMENTS

For the years ended December 31, 2003 and 2002, the Company operated in one industry segment: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and most of its operations are located in the United States of America. A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                          Canada      United States    Total
                                          --------    -------------    -------
Sales:
  Year ended December 31, 2003            $    13         $ 3,135      $ 3,148
                                           ======          ======       ======
  Year ended December 31, 2002            $     4         $ 1,341      $ 1,345
                                           ======          ======       ======

At December 31, 2003:
  Oil and gas properties (net)            $    --         $10,236      $10,236
                                           ======          ======       ======

  Land                                    $   214         $    --      $   214
                                           ======          ======       ======

  Other property and equipment (net)      $    --         $    10      $    10
                                           ======          ======       ======

14. MAJOR CUSTOMERS

For the year ended December 31, 2003, the Company had sales to two customers that accounted for approximately 71.1% and 10.7%, respectively, of total sales. Four customers accounted for 35.0%, 22.2%, 11.8% and 11.0%, respectively, of accounts receivable as of December 31, 2003.

For the year ended December 31, 2002, the Company had sales to three customers that accounted for approximately 52.0%, 22.1% and 13.8%, respectively, of total sales.

15. SUBSEQUENT EVENTS

In February 2004, the Company's Board of Directors authorized management to proceed with the attempt to raise as much as $2.0 million through the private placement of convertible promissory notes ("Notes"). Proceeds from the sale of the Notes are to be used principally to fund property development activities in an effort to increase cash flow to the Company.

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

As reported in the Company's Form 10-QSB/A for the quarterly period ended March 31, 2003, a review by the Securities and Exchange Commission of the Company's engineered proved reserves as previously reported resulted in the exclusion of certain proved undeveloped reserves. The excluded reserves consisted of the following: 10,0005 mmcf of gas and 297,000 barrels or oil at December 31, 2002, and 1,740 mmcf of gas and 296,000 barrels of oil at December 31, 2001. The following information has been revised to include these changes.

ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas, the majority of which are located within the United States, as well as changes in proved reserves during the past two years are indicated below:

                                                 Oil (Bbl)     Natural Gas (MCF)
                                                 ---------     -----------------
United States
-------------
Proved reserves at December 31, 2001              904,913            827,323
Purchases of minerals in place                    224,025          2,049,114
Extensions and discoveries                            --                 --
Sales of minerals in place                       (558,597)           (77,110)
Production                                        (31,372)          (152,669)
Revisions of previous estimates                    (1,177)           215,085
                                                 --------         ----------
Proved reserves at December 31, 2002              537,792          2,861,743
Purchases of minerals in place                     95,573         15,453,989
Extensions and discoveries                             --                 --
Sales of minerals in place                        (68,325)          (184,611)
Production                                        (38,613)          (408,747)
Revisions of previous estimates                    34,788           (108,111)
                                                 --------         ----------
Proved reserves at December 31, 2003              561,215         17,614,263
                                                 ========         ==========
Proved developed reserves, December 31, 2003      351,194         15,507,081
                                                 ========         ==========

                                                 Oil (Bbl)     Natural Gas (MCF)
                                                 ---------     -----------------
Canada
------
Proved reserves at December 31, 2001                   --                --
Production                                             --            (3,157)
Revisions of previous estimates                        --             3,157
                                                   ------            ------
Proved reserves at December 31, 2002                   --                --

Production                                             --            (7,584)
Revisions of previous estimates                        --             7,584
                                                   ------            ------
Proved reserves at December 31, 2003                   --                --
                                                   ======            ======
Proved developed reserves, December 31, 2003           --                --
                                                   ======            ======


There are no reserves attributable to partnership or minority interests at December 31, 2003.

The Company incurred the following capitalized costs related to oil and gas activities during the year ended December 31, 2003 (in thousands):

              Properties being amortized                  $ 5,669
              Properties not subject to amortization            1
                                                            -----
                                                          $ 5,670
                                                            =====

OIL AND GAS OPERATIONS

Depletion, depreciation and amortization per equivalent unit of production for the years ended December 31, 2003 and 2002, was $5.72 and $7.44, respectively.

Costs incurred by the Company during the year 2003 for acquisition, exploration and development activities are as follows (in thousands):

              Acquisition of producing properties        $ 5,600
              Exploration and development                     70
                                                           -----
                                                         $ 5,670
                                                           =====

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOWS AND CHANGES THEREIN

The following information at December 31, 2003, and for the years ended December 31, 2002 and 2003, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

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

The following table presents the standardized measure of discounted net cash flows at December 31, 2003 (in thousands):

                                             United States       Canada
                                             -------------     ---------
Future cash inflows                            $ 108,135        $     --

Future cash outflows:
Production costs                                 (32,379)             --
Development costs (1)                             (3,347)             --
                                                 -------          ------
Future net cash flows before
 future income taxes                              72,409              --

Future income taxes                              (21,876)             --
                                                  ------          ------
Future net cash flows                             50,533              --

Adjustment to discount future
 annual net cash flows at 10%                    (18,091)             --
                                                  ------          ------
Standardized measure of discounted
 future net cash flows                         $  32,442        $     --
                                                  ======          ======

(1) Includes estimated expenditures in each of the next three years to develop proved undeveloped reserves as follows (in thousands): $341 (2004), $899 (2005), and $767 (2006).

The following tables summarize the principal factors comprising the changes in the standardized measures of discounted net cash flows during the years 2003 and 2002 (in thousands):
                                             United States       Canada
Year 2003                                    -------------     ----------
---------
Standardized measure, beginning of
 period                                        $  8,101       $    --
Sales of oil and gas, net of
 production costs                                (1,587)            (5)
Net change in sales prices, net of
 production costs                                 1,906             --
Changes in estimated future
 development costs                                 (149)            --
Purchases of minerals in place                   35,386             --
Sales of minerals in place                         (705)            --
Revisions of quantity estimates                     202              5
Accretion of discount                               810             --
Other, including changes in production
 rates (timing)                                     472             --
Change in income taxes                          (11,994)            --
                                                 ------         ------
Standardized measure, end of period            $ 32,442       $     --
                                                 ======         ======
Year 2002
---------
Standardized measure, beginning of
 period                                        $  3,798       $     --
Sales of oil and gas, net of
 production costs                                  (603)             4
Net change in sales prices, net of
 production costs                                 1,333             --
Changes in estimated future
 development costs                                   69             --
Purchases of minerals in place                    6,045             --
Sales of minerals in place                       (1,857)            --
Revisions of quantity estimates                     295             --
Accretion of discount                               380             --
Other, including changes in production
 rates (timing)                                     523             (4)
Change in income taxes                           (1,882)            --
                                                 ------         ------
Standardized measure, end of period            $  8,101       $     --
                                                 ======         ======