Form 10QSB
period 2004-03-31
CAPCO ENERGY INC
filed 2004-05-24
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

                                      OR

    [ ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934.

       For the transition period from _______, 19___ to _______, 19___.


                         Commission File Number: 0-10157

                               CAPCO ENERGY, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               COLORADO                                84-0846529
    --------------------------------            -----------------------
    (State or Other Jurisdiction of             (IRS Employer Identi-
     Incorporation or Organization)                fication Number)


                        4800 SUGAR GROVE BLVD., SUITE 601
                             STAFFORD, TEXAS  77477
                     --------------------------------------
                     Address of Principal Executive Offices

                                 (281) 565-7515
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

               12241 NEWPORT AVE., SUITE 221, SANTA ANA, CA  92705
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

                           [ X ]    Yes       [ ]        No

There were 95,076,608 shares of the Registrant's $.001 par value common stock outstanding as of April 30, 2004.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2004
                                   (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $     69
  Investment in equity securities - marketable                     2
  Accounts receivable-trade, net of
    allowance of $46                                             399
  Accounts receivable, related parties                             4
  Note receivable                                                213
  Deferred tax asset                                              27
  Other current assets                                            23
                                                              ------

     Total Current Assets                                        737

Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $1,978       10,156

Other Assets:
  Assets attributable to businesses under contract
    for sale (note 3)                                          4,013
  Land                                                           214
  Other property, less accumulated depreciation of $58           143
  Deferred tax asset                                             410
  Other assets                                                   727
                                                              ------
     Total Assets                                           $ 16,400
                                                              ======





Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                MARCH 31, 2004
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

Current Liabilities:
  Accounts payable, trade                                   $    617
  Current maturities, long-term debt, including a
   related party                                               1,792
  Accrued expenses                                               311
                                                             -------
     Total Current Liabilities                                 2,720
                                                             -------

Non-current Liabilities:
  Long term debt, less current maturities                      2,700
  Long term liabilities                                        1,748
  Accounts payable, related parties                              435
  Deferred tax liability                                         437
                                                             -------
     Total Non-current Liabilities                             5,320
                                                             -------

Liabilities attributable to businesses under contract
  for sale, (note 3)                                           4,346
                                                             -------
     Total Liabilities                                        12,386
                                                             -------

Commitments and Contingencies                                     --

Stockholders' Equity:
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  96,283,716 shares issued                                        96
Additional paid in capital                                     2,480
Treasury stock, 1,207,108 shares, at cost                       (127)
Retained earnings                                              1,565
                                                             -------
     Total Stockholders' Equity                                4,014
                                                             -------
     Total Liabilities and
     Stockholders' Equity                                   $ 16,400
                                                             =======

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                           2004          2003
                                                          ------        ------

Sales                                                    $ 1,364       $   689
Cost of sales                                                702           410
                                                          ------        ------
     Gross profit                                            662           279
                                                          ------        ------

General and administrative expenses                          279           274
Depreciation, depletion and amortization                     167           135
                                                          ------        ------
     Total operating expenses                                446           409
                                                          ------        ------
     Income (loss) from operations                           216          (130)

Other Income (Expenses):
  Interest income                                              3            --
  Interest expense                                           (67)          (42)
  Losses on sales of investments-
    marketable securities                                    (63)          (11)
  Holding (losses) gains-marketable securities                (1)           29
  Other                                                       --           100
                                                          ------        ------
     Income (loss) from continuing operations
       before taxes and minority interest                     88           (54)

Provision for income taxes                                    --            --
Minority interest in loss of consolidated
  subsidiary                                                  --             1
                                                          ------        ------
     Income (loss) from continuing operations                 88           (53)

Discontinued operations: (note 2)

Loss from operations of business  transferred under contractual  obligation to a related party during the year 2003 (net of
   applicable income tax benefit of $-0-)                     --          (517)

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.
                                        4

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                           2004          2003
                                                          ------        ------

Net income (loss)                                             88          (570)
                                                          ------        ------
Other comprehensive loss-net of tax
  Foreign currency translation adjustment                     --            (8)
                                                          ------        ------
                                                              --            (8)
                                                          ------        ------
Less:  minority interest in comprehensive
  loss of consolidated subsidiary                             --             1
                                                          ------        ------

Comprehensive income (loss)                              $    88       $  (577)
                                                          ======        ======

Earnings per share-basic:
  Income (loss) from continuing operations               $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.01)
                                                          ------        ------

  Net income (loss)                                      $    --       $ (0.01)
                                                          ======        ======
Earnings per share-diluted:
  Income (loss) from continuing operations               $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.01)
                                                          ------        ------

  Net income (loss)                                      $    --       $ (0.01)
                                                          ======        ======
Weighted average common share and common share
 equivalents:
  Basic                                               94,855,729    77,115,252
                                                      ==========    ==========
  Diluted                                            101,505,837    77,115,252
                                                     ===========    ==========


Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                                           2004          2003
                                                          ------        ------
   Cash Flows From Continuing Operating
   Activities:
    Net income (loss)                                     $   88        $ (570)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Net loss from discontinued operations                    --           517

     Depreciation, depletion and amortization                167           135
     Losses on sales of investments-marketable
      securities                                              63            11
     Holding losses (gains)-marketable securities              1           (29)
     Minority interest in (loss) of
      consolidated subsidiary                                 --            (1)
     Compensation cost resulting from grant of
      options to acquire Common Stock                         --            38
     Decrease (increase) in deferred tax asset               116           (22)
    (Decrease) increase in deferred tax liability           (116)           22
   Changes in assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable-trade                            (165)          (72)
       Other current assets                                   (3)           20
       Other assets                                           --           (12)
     Increase (decrease) in liabilities:
       Accounts payable                                      228           (16)
       Accrued expenses                                      152            26
                                                          ------        ------
   Net cash provided by continuing operating
    activities                                               531            47
                                                          ------        ------

   Cash Flows From Discontinued Operating Activities:
   Net loss                                                   --          (517)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation, depletion and amortization                 --           178
     Loss (gain) on sale of assets                            --            25
     Decrease (increase) in deferred tax asset                --            28
    (Decrease) increase in deferred tax liability             --           (28)

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                            2004          2003
                                                           ------        ------
   Changes in assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable-trade                              --        (1,014)
       Inventory                                              --           435
       Other current assets                                   --           (59)
       Other assets                                           --             1
     Increase (decrease) in liabilities:
       Accounts payable                                       --           491
       Accrued expenses                                       --           (44)
       Taxes payable                                          --          (336)
                                                          ------        ------
   Net cash used in discontinued operating
    activities                                                --          (840)
                                                          ------        ------
   Net cash provided by (used in) all operating
    activities                                               531          (793)
                                                          ------        ------
   Cash Flows From Continuing Investing Activities
     Deposit received for sale of subsidiary
       equity interest                                        --           300
    (Decrease) increase in related party accounts            (70)          468
     Equity contribution to subsidiary                        --          (400)
     Capital expenditures for oil and gas property           (86)          (16)
     Expenditures for other property and assets             (148)           --
     Proceeds from sale of marketable securities             129            62
     Purchase of marketable securities                        --            (1)
                                                          ------        ------
   Net cash (used in) provided by continuing
    investing activities                                    (175)          413
                                                          ------        ------
   Cash Flows From Discontinued Investing Activities:
     Cash applicable to assets held for sale                  --           (78)
     Net (advances) repayments with related parties           --          (342)
     Cash proceeds from sale of equity investment             --           766
     Cash proceeds from sale of property                      --            13
     Cash proceeds from equity contribution                   --           400
     Purchase of property and equipment                       --            --
     Notes receivable payments, net                           --            13
                                                          ------        ------
   Net cash provided by discontinued investing
    activities                                                --           772
                                                          ------        ------
   Net cash (used in) provided by all investing
    activities                                              (175)        1,185
                                                          ------        ------
(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)

                                                            2004          2003
                                                           ------        ------
   Cash Flows From Continuing Financing Activities:
       Proceeds from long-term debt                          120            --
       Payment on long term debt                            (423)         (410)
       Payment on long term liabilities                      (19)           --
       Purchase of Common Stock                               --            (3)
                                                          ------        ------
   Net cash used in continuing financing activities         (322)         (413)
                                                          ------        ------
   Cash Flows from Discontinued Financing Activities:
       Net (payments) advances on revolver                    --           368
       Increase in book overdraft                             --           103
       Payment on long term debt                              --          (250)
       Decrease in restricted cash                            --          (153)
                                                          ------        ------
   Net cash provided by discontinued
    financing activities                                      --            68
                                                          ------        ------
   Net cash used in all financing activities                (322)         (345)
                                                          ------        ------

   Net increase in cash                                       34            47
   Cash, beginning of period                                  35             2
                                                          ------        ------
   Cash, end of period                                   $    69       $    49
                                                          ======        ======

Supplemental disclosure of cash flow information for continuing operations:

Interest paid                                            $    67       $    69
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

Supplemental disclosure of cash flow information for discontinued operations:

Interest paid                                            $    --       $   115
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

(Continued on Next Page)

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                           2004          2003
                                                          ------        ------
Supplemental disclosure of non-cash financing and investing activities for continuing operations:

Common Stock issued in settlement of liability           $    30       $    --
                                                          ======        ======
Paid in capital provided as equity component of
 debt financing                                          $    21       $    --
                                                          ======        ======

Supplemental disclosure of non-cash financing and investing activities for discontinued operations:

Note receivable provided as proceeds in connection
 with sale of property, plant and equipment              $    --       $   343
                                                          ======        ======
Note receivable and account receivable provided as
 proceeds in connection with sale of preferred
 membership interests                                    $    --       $   349
                                                          ======        ======
Long-term debt and accrued expenses reduced for
 property sold/exchanged                                 $    --       $    44
                                                          ======        ======


















Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.
                                        9

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2004

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, exploration, development, production and sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States of America. Effective December 31, 2003, the Company divested of its oil and gas interests in Canada which were not significant to either consolidated financial position or consolidated results of operations. Capco's operations consist of one segment of business, oil and gas production. The principal executive offices of the Company are located at 4800 Sugar Grove Blvd., Suite 601, Stafford, Texas 77477. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

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

BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003, filed with the Company's Form 10-KSB.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had recurring losses and marginal or negative cash flows from continuing operations in each of the last two fiscal years, and has negative working capital as of March 31, 2004. The Company is the guarantor to certain lending agreements for which the obligor, a former subsidiary, is in default. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The Company has taken steps to improve its operating income and satisfy its working capital requirements.

1. Producing property acquisitions in Michigan and Louisiana that closed in thesecond half of year 2002 provided positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow was used to retire indebtedness in the amount of $1.3 million that was incurred when the property was acquired. From the time that the property was acquired in June 2002 to September 2003, the acquisition debt was paid in full, after which the net cash flow was paid to the Company. Effective November 1, 2003, the Michigan property interest was pledged as collateral in connection with an acquisition of producing property in Montana. The net cash flow from both the Michigan and Montana properties is being used to retire the debt that was incurred with the acquisition.

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

5. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated for divestiture for total cash consideration of $2.5 million, plus other consideration. The Company's Board of Directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003 and subsequently amended in October 2003. Following adjustments to the agreement that reduced the sales price to $1.75 million, the Company recorded the sale of the business interests, effective September 30, 2003, recording a loss of $730,000 for the disposal of the discontinued business interests.

6. In February 2004, the Company's Board of Directors authorized management to seek additional financing. Proceeds from the additional financing are to be used principally to fund property development activities in an effort to increase cash flow to the Company.

7. In April 2004, the Company announced that it has elected to divest of its ownership of producing properties located in the state of Michigan. Proceeds from the sale of the property, after settlement of secured indebtedness of approximately $1.0 million, will be used principally to place shut-in wells on the Company's Texas Gulf Coast property into production.

In connection with some of the transactions described above, the Company is considering the availability of equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.

Management believes that an increase in cash flow from (1) existing properties, and (2) properties to be acquired during the year 2004, coupled with proceeds from additional financing and the disposition of non-operated producing properties will enable the Company to meet its working capital requirements.


BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's significant subsidiaries in the year 2004 include Capco Offshore, Inc. and Capco Asset Management, Inc. Effective December 31, 2003, the Company agreed to sell its equity ownerships in Capco Resource Corporation ("Resource"), except for interests in certain non-operated oil and gas producing properties, and Capco Resources Ltd. ("Limited") to a related party. The historical operations of Resource and Limited are included in the results of operations from continuing operations for the three month period ended March 31, 2003. Effective January 1, 2003, the Company agreed to sell Meteor Enterprises, Inc. ("Enterprises"), including all of that company's subsidiaries, the most significant of which at that date was Meteor Marketing, Inc. ("Marketing"). The results of operations of Enterprises for the three month period ended March 31, 2003, are reported as discontinued operations.

MAJOR CUSTOMERS

Two customers accounted for 56% and 33%, respectively, of the Company's net sales for the three months ended March 31, 2004. Two customers accounted for 80% and 14%, respectively, of the Company's net sales for the three months ended March 31, 2003. Three customers accounted for 51%, 14% and 10%, respectively, of the Company's accounts receivable at March 31, 2004.

OIL AND GAS PROPERTY

In February 2004, the Company closed on an acquisition of a production platform with nine additional wells in the Brazos Field, offshore in Matagorda County, Texas. Capco acquired a 90% working interest in the wells and will be the operator of the property. In conjunction with the acquisition, Capco plans to acquire leases for the mineral interests at an estimated cost of $144,000. A deposit of 10% is to be paid in July, with the balance due within 90 days. Such expenditure is necessary before the Company can initiate production from any of the acquired wells. Under the terms of the agreement, the seller agreed to contribute as much as $1.0 million to apply toward payment of abandonment costs when, and if, such costs are incurred by the Company. In the opinion of management, the costs of plugging and abandoning the property will not exceed $1.0 million.

OTHER PROPERTY

In February 2004, the Company entered into an agreement to drill and complete a coal bed methane well in north Texas. The well was drilled to a depth of 1,100 feet at a cost of $54,000 and is currently undergoing a "dewatering" process before it can be tested for commercial levels of gas production. By drilling the well, Capco earned the right to negotiate the purchase of a leasehold interest in 4,031 acres, along with two wells previously drilled on the property. The option period extends to August 6, 2004, which allows time for the well to finish the dewatering phase and for the Company to further evaluate the prospect. If Capco elects to acquire the acreage and wells, the Company will negotiate a purchase price at that time to be paid with the issuance of Capco Common Stock.


LONG-TERM DEBT

During the quarter ended March 31, 2004, the Company retired $423,000 of indebtedness that was issued in November 2003 in connection with the acquisition of producing properties in the state of Montana. The debt service payments were funded by net cash flow from the acquired oil and gas properties and from the Company's producing properties located in the state of Michigan.

The  Company  realized  proceeds  in the  amount  of  $120,000  from  additional financing during the quarter ended March 31, 2004. The indebtedness is convertible at the option of the holder at issuance and, pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", a discount attributable to the beneficial conversion feature of approximately $21,000 was recorded as additional paid in capital. The discount will be amortized using the effective interest rate method over the terms of the indebtedness. An additional $210,000 of proceeds were received subsequent to March 31, 2004.


COMMON STOCK

During the quarter ended March 31, 2004, the Company issued 300,000 shares of Common Stock in settlement of a liability with a recorded cost of $30,000, which represented the fair market value of the Common Stock when the settlement was agreed to by both parties.

STOCK BASED COMPENSATION

During the quarter ended March 31, 2004, the Company did not grant any stock option awards. There were, however, outstanding stock option awards that had been granted in prior periods, all of which had vested prior to the beginning of the period.

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS 123 and SFAS 148, the Company's net income (loss) for the three month periods ended March 31, 2004 and 2003, would have been adjusted to the pro forma amounts indicated below (in thousands):

                                             2004           2003
                                            ------         ------
    Net income (loss):
     As reported                           $    56        $  (570)
     Compensation recognized
       under SFAS 123                      $    --        $   (17)
     Proforma                              $    56        $  (587)



There were no options granted during the three month period ended March 31, 2003. Compensation expense recognized under SFAS 123 for the three month period ended March 31, 2003, is attributable to the portion of options granted in prior periods that vested in 2003. The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions used for such grants: no dividends; expected lives of 2.9 years; expected volatility of 11.4%; and risk free rate of return of 3.26%. The weighted average fair value of the purchase rights granted in prior periods was $0.06.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

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

In March 2003, the Company received a proposal from Sedco, Inc. ("Sedco"), a private company owned by Ilyas Chaudhary, the Company's Chief Executive Officer, to acquire Enterprises, except for 4.0 million shares of Enterprises' equity ownership in Network Fueling Corp. ("NFC"), at a cash price of $2.5 million, effective January 1, 2003. The Company's Board of Directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003. At that time the Company had received a nonrefundable deposit in the amount of $300,000, a 7% promissory note in the amount of $1.0 million due October 31, 2003, and a second 7% promissory note in the amount of $1.2 million due April 30, 2004. In addition, Sedco provided 12,000,000 shares of the Company's Common Stock as security for payment of the two promissory notes. In September 2003, the transaction was amended for the following: the cash purchase price was reduced to $1.75 million and the 4,000,000 shares of NFC common stock were returned to Enterprises. In addition, Sedco assumed an obligation in the amount of $1.45 million that the Company owed to Enterprises. This amount, combined with the nonrefundable deposit in the amount of $300,000, constituted full payment of the amended purchase price of $1.75 million. In October 2003, the Company received a revised fairness opinion that reflected the changes to the transaction as originally proposed. The Company recorded the sale of the business interests, effective September 30, 2003, recording a loss of $730,000 for the disposal of the discontinued business interests.

The historical operations of the business interests subject to the disposition have been presented in the 2003 interim period statements of operations and statements of cash flows as discontinued operations. The Company is guarantor of certain obligations of Enterprises and its subsidiaries in the aggregate amount of $1.6 million at March 31, 2004. The obligations consist of vendor trade accounts, and real estate and equipment purchases. Management believes that there is sufficient underlying collateral value in the related assets to significantly reduce the potential loss, if any, to the Company.

The Company is a guarantor of a portion of indebtedness that was included in the sale of its propane distribution operation in April 2002, and the lender has yet to release the Company from the guarantee. As a result, the Company has included in its balance sheet at March 31, 2004, under the captions "Other
Assets" and "Long term liabilities" the amount of $432,000 to reflect management's estimate of the underlying asset value and outstanding debt balance at March 31, 2004, applicable to this indebtedness.

Summarized below are the results of discontinued operations for the three month period ended March 31, 2003 (in thousands):

      Sales                                              $ 21,552
      Gross profit                                       $  3,553
      Loss from operations                               $   (363)
      Net loss from operations                           $   (517)


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

The Company agreed to continue to operate the businesses for a period of time subsequent to the date of sale to allow the buyer time to make separate credit arrangements with lenders and suppliers, and to negotiate for the removal of the Company as the guarantor of a significant portion of the indebtedness assumed by the buyer. The sales transaction resulted in a gain to the Company in the amount of $182,000; however, due to the significant risk still assumed by the Company in the form of the loan guarantees, the gain was deferred until such time that the risk had either been significantly reduced or eliminated.

At March 31, 2004, approximately $3.8 million of indebtedness, including accrued interest, was owed to one lender, and the borrower, a former subsidiary, was in default on the indebtedness. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender, but no settlement has been reached at this time.

During the year 2003, the buyer marketed the real estate for sale, and certain properties are currently under contract for sale. The sale of one property closed in September 2003, resulting in a reduction in the amount of $623,000 to the total debt assumed by the buyer. Effective September 30, 2003, the Company re-evaluated the exposure relating to the debt guarantees. While management believed that there was sufficient value in the underlying assets such that the Company would not incur a loss from this disposal, the Company believed that the disposal no longer met the criteria to be recorded as a divestiture of a subsidiary for accounting purposes. Accordingly, the decision was made at September 30, 2003, to restore the assets and liabilities attributable to the businesses that were sold to the Balance Sheet to be reported as "Assets attributable to businesses under contract for sale" and "Liabilities attributable to businesses under contract for sale".

The Company further evaluated the exposure relating to the debt guarantees as of December 31, 2003, and determined that there was not sufficient value in the underlying assts such that the Company will, in all likelihood, incur a loss from this disposal. It was estimated that the liabilities which are guaranteed by the Company exceed the underlying net assets by approximately $333,000. The Company accounted for this deficit by eliminating the deferred gain of $182,000 that was recorded at December 31, 2002, and by recording a charge to year 2003 operations in the amount of $151,000.

Net assets and liabilities attributable to the Company's guarantees consisted of the following at March 31, 2004 (in thousands):

            Net assets to be realized                  $ 4,013
                                                         =====
            Liabilities, including accrued
              interest of $378                         $ 4,346
                                                         =====

No additional loss contingency has been recorded for the three month period ended March 31, 2004.


NOTE 4 -- EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average shares outstanding for the three month period ended March 31, 2004, have been increased for 6,505,053 shares of Common Stock as associated stock options have a dilutive effect on net income. Additionally, the number of shares outstanding for the three month period ended March 31, 2004, have been increased for 145,055 shares of Common Stock, determined under the "if converted" method, due to additional financing during the period. The Company's weighted average shares outstanding for the three month period ended March 31, 2003, would have increased for 6,210,988 shares of Common Stock if associated stock options would have had a dilutive effect. The options did not have a dilutive effect for the period presented as the market price of the Company's Common Stock exceeded the respective exercise prices of the options. Under the treasury method of calculating the additional shares outstanding, the effect would have been antidilutive.

NOTE 5 -- BUSINESS SEGMENTS

During the three month periods ended March 31, 2004 and 2003, the Company operated in one business segment: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and all of its operations are located in the United States of America. Effective December 31, 2003, the Company divested of its oil and gas interests located in Canada. A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                                           United
                                               Canada      States      Total
                                              --------    --------    -------
Sales:
  Three months ended March 31, 2004           $    --     $ 1,364     $ 1,364
                                               ======      ======      ======
  Three months ended March 31, 2003           $    --     $   689     $   689
                                               ======      ======      ======
At March 31, 2004:
  Oil and gas properties (net)                $    --     $10,156     $10,156
                                               ======      ======      ======
  Land                                        $   214     $    --     $   214
                                               ======      ======      ======
  Other property and equipment (net)          $    --     $   143     $   143
                                               ======      ======      ======


NOTE 6 - SUBSEQUENT EVENTS

In April 2004, the Company announced that it has elected to divest of its ownership of producing properties located in the state of Michigan. Proceeds from the sale of the property, after settlement of secured indebtedness of approximately $1.0 million, will be used principally to place shut-in wells on the Company's Texas Gulf Coast property into production.

On May 6, 2004, the Company announced that it had agreed in principal to enter into merger talks with Mercantile International Petroleum Inc. ("Mercantile"), a Cayman Island private company. Closing of the merger is subject, in part, to due diligence conducted by each party and a third party evaluation of oil and gas reserves, assets and liabilities as of June 30, 2004. Capco and Mercantile plan to seek funding in the range of $15-$25 million to finance their combined capital programs. The Company does not have any agreements or arrangements providing for such financing and it may not be available on terms acceptable to the Company.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO MARCH 31, 2003

Capco's revenues from oil and gas activities were $1.4 million in 2004 compared to $0.7 million in 2003. This increase is due principally to increases in quantities of oil and gas sold from properties that were acquired by the Company during the fourth calendar quarter of 2003. Revenues from the sale of oil and gas provided by the property acquisitions in Montana and the Texas Gulf Coast totaled $0.7 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production decreased from $34.03 in 2003 to $30.77 in 2004, resulting in a decrease in total revenue of $0.1 million. Revenues from operator fees and pipeline transmission tariffs increased from $1,000 in 2003 to $0.1 million in 2004.

Capco's cost of sales increased to $0.7 million in 2004 from $0.4 million in 2003, due principally to an increase in production volumes from 20,204 BOE in 2003 to 41,385 BOE in 2004. A total of 24,526 BOE was produced from the acquisitions in Montana and the Texas Gulf Coast. On a BOE basis, cost of sales attributable to the production of oil and gas decreased from $20.33 in 2003 to $16.64 in 2004.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.3 million in 2004 and $0.3 million in 2003.

Depreciation, depletion and amortization was $0.2 million in 2004 and $0.1 million in 2003. This change is attributable to the increase in the depletable basis of the Company's United States full cost pool resulting principally from acquisitions during the fourth quarter of year 2003, the increase in production volumes resulting from the acquisitions and an increase in proved reserves from
1.0 million BOE at January 1, 2003, to 3.5 million BOE at January 1, 2004. The cost depletion rate per BOE decreased from $6.48 in 2003 to $4.01 in 2004 as a result of the changes in the depletable basis and proved reserves.

Interest expense increased to $67,000 in 2004 from $42,000 in 2003, due to the debt assumed in November 2003 with the acquisition of producing properties in the state of Montana.

Losses from sales of marketable securities, including unrealized holding (losses) gains, decreased to a loss of $64,000 in 2004 from a gain of $18,000 in 2003, as the Company continued to liquidate its marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had a working capital deficit of $2.0 million. This negative working capital is principally due to the current portion of long-term debt, $1.8 million, which includes an obligation in the amount of $1.3 million that was incurred in connection with the acquisition of a producing oil and gas property during the year 2003. This debt, plus an additional $2.5 million that is classified as non-current, is to be repaid from future cash flow from the acquired property and other property owned by the Company that is located in the state of Michigan. Assuming current cash flow, it is estimated that the debt will be paid in full during the year 2007, after which the net cash flow will be paid to the Company. In the event that the Michigan property is sold as discussed below (item #8) and a portion of the sales proceeds are applied to this indebtedness, the estimated payoff of the remaining loan balance may change.

Management of the Company has implemented plans and initiated actions in an effort to reduce the working capital deficit. These actions include the following:

1. Producing property acquisitions in Michigan and Louisiana that closed in the second half of year 2002 provided positive cash flow, most notably the acquisition in Michigan, where 100% of the net cash flow was used to retire indebtedness in the amount of $1.3 million that was incurred when the property was acquired. From the time that the property was acquired in June 2002 to September 2003, the acquisition debt was paid in full, after which the net cash flow was paid to the Company. Effective November 1, 2003, the Michigan property interest was pledged as collateral in connection with an acquisition of producing property in Montana. The net cash flow from both the Michigan and Montana properties is being used to retire the debt that was incurred with the acquisition.

2. Effective November 30, 2003, the Company acquired a 65% working interest in producing properties located in the Texas Gulf Coast that are providing positive cash flow to the Company.

3. Gross profit from property operations increased from $0.3 million in 2003 to $0.7 million in 2004, due principally to property acquisitions closed by the Company during the calendar years 2002 and 2003.

4. The Company's Board of Directors approved a plan in October 2002, which authorized management to pursue the divestiture of its petroleum products marketing and convenience store operations.

5. In December 2002, an agreement was reached for the sale of principally all of its assets in the state of New Mexico. Consideration for this transaction consisted primarily of the assumption by the buyer of approximately $4.5 million of indebtedness related to the assets.

6. In March 2003, a company owned by the Company's Chief Executive Officer submitted a proposal to acquire the remaining business interests designated fordivestiture for total cash consideration of $2.5 million. The Company's Board of Directors accepted the proposal, subject to the receipt of a fairness opinion that was received in August 2003 and subsequently amended in October 2003. Following adjustments to the agreement that reduced the sales price to $1.75 million, the Company recorded the sale of the business interests, effective September 30, 2003.

7. In February 2004, the Company's Board of Directors authorized management to seek additional financing. Proceeds from the additional financing will be used principally to fund property development activities in an effort to increase cash flow to the Company.

8. In April 2004, the Company announced that it has elected to divest of its ownership of producing properties located in the state of Michigan. Proceeds from the sale of the property, after settlement of secured indebtedness of approximately $1.0 million, will be used principally to place shut-in wells on the Company's Texas Gulf Coast property into production.

In connection with some of the transactions described above, the Company is considering the availability of equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.

CONTINUING OPERATIONS

Net cash provided by operating activities totaled $0.5 million for the three months ended March 31, 2004, compared to cash provided by operating activities of $47,000 for the three months ended March 31, 2003. In 2004, net income, adjusted for reconciling items, provided a cash inflow of $0.3 million. Changes in assets and liabilities in 2004 resulted in a cash inflow of $0.2 million. In 2003, net loss, adjusted for reconciling items, resulted in a cash inflow of $0.1 million. Changes in assets and liabilities resulted in a cash outflow of $0.1 million.

Net cash used in investing activities totaled $0.2 million for the three months ended March 31, 2004, compared to cash provided by investing activities of $0.4 million for the three months ended March 31, 2003. Proceeds from the sale of marketable securities in the amount of $0.1 million were the principal source of cash inflow in 2004. Expenditures for oil and gas property and other assets totaled $0.2 million, and payments to reduce amounts owed to related parties totaled $0.1 million, in 2004. A deposit in the amount of $0.3 million, received in connection with the Company's sale of Enterprises and net advances from related parties in the amount of $0.5 million, were the principal sources of cash inflow in 2003. An equity contribution to a subsidiary in the amount of $0.4 million was the principal outflow of cash in 2003.

Net cash used in financing activities totaled $0.3 million for the three months ended March 31, 2004, and $0.4 million for the three months ended March 31, 2003. Proceeds from additional financing provided cash inflow in the amount of $0.1 million in 2004. Payments on long term debt and long term liabilities in the amount of $0.4 million resulted in the cash outflows in both periods.

The Company has various loans which require principal payments of $1.8 million during the twelve month period ending March 31, 2005. Of this amount, approximately $1.3 million will be repaid from future cash flow from specific producing oil and gas properties. The remainder of the payments are anticipated to be made from cash flow available from the operations of other producing property, and from proceeds from the sale of assets and equity and/or debt fundings. To the extent such cash flow is insufficient to make the debt payments and provide adequate working capital for the business of the Company, the Company may be required to reduce or curtail certain operations or seek other sources of capital. The Company does not currently have any agreements or arrangements providing for such financing and it may not be available on terms acceptable to the Company.

The Company is the guarantor of approximately $5.8 million of indebtedness for which the obligors are former subsidiaries of the Company. Approximately $2.0 million of the indebtedness is being serviced by the respective debtor companies. The obligor for the remaining $3.8 million is in default to the lender. Discussions have been held with the lender, but no settlement has been reached at this time. The Company is currently not making payments with regard to any of these obligations. While management believes that there is sufficient underlying asset value in the respective companies to significantly mitigate any potential loss exposure to the Company over the amounts already recorded by the Company, there is no assurance that the Company may not be called upon to settle some portion of the indebtedness in the future.

The Company is obligated to pay operating lease costs of approximately $0.1 million during the twelve month period ending March 31, 2005, for land and facilities.

The Company is responsible for any contamination of land it owns or leases. However, there may be limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

DISCONTINUED OPERATIONS

The following discussion relates to only the three month period ended March 31, 2003. The Company divested of the discontinued business interests effective September 30, 2003, and as a result, there is no reporting of discontinued operations during the year 2004.

Net cash used in operating activities totaled $0.8 million. Net loss, adjusted for reconciling items, resulted in a cash outflow of $0.3 million. Changes in assets and liabilities resulted in a cash outflow of $0.5 million.

Net cash provided by investing activities totaled $0.8 million. Proceeds from the sale of an equity investment of $0.8 million and an equity contribution of $0.4 million were the principal sources of cash inflow. Advances to related parties in the amount of $0.3 million were the principal cash outflow.

Net cash provided by financing activities totaled $0.1 million. Net advances on the revolving line of credit and an increase in the book overdraft account provided cash inflows of $0.3 million and $0.1 million, respectively. Payments on long term debt and a decrease in restricted cash resulted in cash outflows of $0.2 million and $0.2 million, respectively.

EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil and gas produced by Capco has fluctuated significantly during the last year. Changes in the price that Capco receives for its oil and gas is set by market forces beyond Capco's control as well as government intervention. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like Capco to increase its oil and gas asset base and become a significant participant in the oil and gas industry. Most of Capco's oil and gas production is sold to certain major oil companies and gas transmission companies. However, in the event these purchasers discontinued oil and gas purchases, Capco has made contact with other purchasers who would purchase the oil and gas at terms standard in the industry.

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, the proceeds to be realized from the sale of real property, and the recognition and classification of net operating loss carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


Item 3:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of March 31, 2004, the Company's management, with the participation of its chief executive officer and chief accounting officer, concluded that the Company's disclosure controls and procedures were adequate.

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

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     The Registrant does not have procedures in place by which security holders may recommend nominees to the Registrant's Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed as part of this report:

10.1 Letter Agreement dated February 12, 2004, by and between Dominion Oklahoma Texas Exploration & Production, Inc., The Northwestern Mutual Life Insurance Company, Conquest/ NWM Texas O&G Limited Partnership and Capco Offshore, Inc.

31.1      Certification of Chief Executive Officer

31.2      Certification of Chief Accounting Officer

32.1     Certification of Chief Executive Officer pursuant to
         18 U.S.C. section 1350

32.2     Certification of Chief Accounting Officer pursuant to
         18 U.S.C. section 1350

(b)  Reports on Form 8-K

           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPCO ENERGY, INC.


Dated: May 24, 2004           By: /s/ Ilyas Chaudhary
                                   ------------------------
                                   Ilyas Chaudhary, Chief Executive Officer