Form 10QSB
period 2004-06-30
CAPCO ENERGY INC
filed 2004-08-20
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

                                      OR

    [ ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934.

       For the transition period from _______, 19___ to _______, 19___.


                         Commission File Number: 0-10157

                               CAPCO ENERGY, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               COLORADO                                84-0846529
    --------------------------------            -----------------------
    (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)               Identification Number)



                        4800 SUGAR GROVE BLVD., SUITE 601
                             STAFFORD, TEXAS  77477
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

                           [ X ]    Yes       [ ]        No

There were 95,073,608 shares of the Registrant's $.001 par value common stock outstanding as of August 3, 2004.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                      $    322
  Accounts receivable-trade, net of
    allowance of $46                                             404
  Note receivable                                                216
  Deferred tax asset                                              27
  Other current assets                                            19
                                                              ------

     Total Current Assets                                        988

Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $2,122       10,564

Other Assets:
  Assets attributable to businesses under contract
    for sale (note 3)                                          4,013
  Land                                                           214
  Other property, less accumulated depreciation of $60           182
  Deferred tax asset                                             474
  Other assets                                                   768
                                                              ------
     Total Assets                                           $ 17,203
                                                             =======





Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                  JUNE 30, 2004
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

Current Liabilities:
  Accounts payable, trade                                   $    760
  Current maturities, long-term debt, including a
   related party                                               1,792
  Accrued expenses                                               247
                                                             -------
     Total Current Liabilities                                 2,799
                                                             -------

Non-current Liabilities:
  Long term debt, less current maturities                      3,317
  Long term liabilities                                        1,766
  Accounts payable, related parties                              298
  Deferred tax liability                                         501
                                                             -------
     Total Non-current Liabilities                             5,882
                                                             -------

Liabilities attributable to businesses under contract
  for sale, (note 3)                                           4,346
                                                             -------
     Total Liabilities                                        13,027
                                                             -------

Commitments and Contingencies                                     --

Stockholders' Equity:
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  96,298,716 shares issued                                        96
Additional paid in capital                                     2,492
Treasury stock, 1,225,108 shares, at cost                       (130)
Retained earnings                                              1,718
                                                             -------
     Total Stockholders' Equity                                4,176
                                                             -------
     Total Liabilities and
     Stockholders' Equity                                   $ 17,203
                                                             =======

Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                           2004          2003
                                                          ------        ------

Sales                                                    $ 1,193       $   846
Cost of sales                                                579           355
                                                          ------        ------
     Gross profit                                            614           491
                                                          ------        ------

General and administrative expenses                          229           261
Depreciation, depletion and amortization                     146           187
                                                          ------        ------
     Total operating expenses                                375           448
                                                          ------        ------
     Income from operations                                  239            43

Other Income (Expenses):
  Interest income                                              3            --
  Interest expense                                           (88)          (34)
  Losses on sales of investments-
    marketable securities                                     --            (1)
  Holding gains-marketable securities                         --            49
                                                          ------        ------
     Income from continuing operations
       before taxes and minority interest                    154            57

Provision for income taxes                                    --            --
Minority interest in loss of consolidated
  subsidiary                                                  --             1
                                                          ------        ------
     Income from continuing operations                       154            58

Discontinued operations: (note 2)

Loss from operations of business transferred
  under contractual obligation to a related
  party during  the year 2003 (net of
  applicable income tax  benefit of $-0-)                     --          (442)


(Continued on Next Page)


Accompanying notes are an integral part of the consolidated financial statements.
                                        4

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                           2004          2003
                                                          ------        ------

Net income (loss)                                            154          (384)
                                                          ------        ------
Other comprehensive loss-net of tax
  Foreign currency translation adjustment                     --           (10)
                                                          ------        ------
                                                              --           (10)
                                                          ------        ------
Less:  minority interest in comprehensive
  loss of consolidated subsidiary                             --             1
                                                          ------        ------

Comprehensive income (loss)                              $   154       $  (393)
                                                          ======        ======

Earnings per share-basic:
  Income from continuing operations                      $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.01)
                                                          ------        ------

  Net income (loss)                                      $    --       $ (0.01)
                                                          ======        ======
Earnings per share-diluted:
  Income from continuing operations                      $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.01)
                                                          ------        ------

  Net income (loss)                                      $    --       $ (0.01)
                                                          ======        ======

Weighted average common share and common share
equivalents:
  Basic                                               95,082,059    77,090,536
                                                      ==========    ==========
  Diluted                                            106,538,503    77,090,536
                                                     ===========    ==========


Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                           2004          2003
                                                          ------        ------

Sales                                                    $ 2,557       $ 1,535
Cost of sales                                              1,281           765
                                                          ------        ------
     Gross profit                                          1,276           770
                                                          ------        ------

General and administrative expenses                          508           535
Depreciation, depletion and amortization                     313           322
                                                          ------        ------
     Total operating expenses                                821           857
                                                          ------        ------
     Income (loss) from operations                           455           (87)

Other Income (Expenses):
  Interest income                                              6            --
  Interest expense                                          (155)          (76)
  Losses on sales of investments-
    marketable securities                                    (63)          (12)
  Holding (losses) gains-marketable securities                (1)           78
  Other                                                       --           100
                                                          ------        ------
     Income from continuing operations
       before taxes and minority interest                    242             3

Provision for income taxes                                    --            --
Minority interest in loss of consolidated
  subsidiary                                                  --             2
                                                          ------        ------
     Income from continuing operations                       242             5

Discontinued operations: (note 2)

Loss from operations of business transferred
  under contractual obligation to a related
  party during the year 2003 (net of
  applicable income tax benefit of $-0-)                      --          (959)


(Continued on Next Page)


Accompanying notes are an integral part of the consolidated financial statements.
                                        6

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)
                                     (continued)

                                                           2004          2003
                                                          ------        ------

Net income (loss)                                            242          (954)
                                                          ------        ------
Other comprehensive loss-net of tax
  Foreign currency translation adjustment                     --           (18)
                                                          ------        ------
                                                              --           (18)
                                                          ------        ------
Less:  minority interest in comprehensive
  loss of consolidated subsidiary                             --             2
                                                          ------        ------

Comprehensive income (loss)                              $   242       $  (970)
                                                          ======        ======

Earnings per share-basic:
  Income from continuing operations                      $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.01)
                                                          ------        ------

  Net income (loss)                                      $    --       $ (0.01)
                                                          ======        ======
Earnings per share-diluted:
  Income from continuing operations                      $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.01)
                                                          ------        ------

  Net income (loss)                                      $    --       $ (0.01)
                                                          ======        ======

Weighted average common share and common share
 equivalents:
  Basic                                               94,968,894    77,102,824
                                                      ==========    ==========
  Diluted                                            102,474,786    77,102,824
                                                     ===========    ==========


Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                                           2004          2003
                                                          ------        ------
   Cash Flows From Continuing Operating
   Activities:
    Net income (loss)                                     $  242        $ (954)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Net loss from discontinued operations                    --           959
     Depreciation, depletion and amortization                313           322
     Losses on sales of investments-marketable
      securities                                              63            12
     Holding losses (gains)-marketable securities              1           (78)
     Minority interest in (loss) of
      consolidated subsidiary                                 --             2
     Compensation cost resulting from grant of
      options to acquire Common Stock                         --            38
     Decrease in deferred tax asset                           52            78
     Decrease in deferred tax liability                      (52)          (78)
   Changes in assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable-trade                            (170)          (73)
       Note receivable                                        (6)           --
       Other current assets                                    6            30
       Other assets                                           --            85
     Increase (decrease) in liabilities:
       Accounts payable                                      370          (160)
       Accrued expenses                                       88            93
                                                          ------        ------
   Net cash provided by continuing operating
    activities                                               907           276
                                                          ------        ------

   Cash Flows From Discontinued Operating Activities:
   Net loss                                                   --          (959)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation, depletion and amortization                 --           390
     Loss (gain) on sale of assets                            --           147
     Decrease (increase) in deferred tax asset                --           214
    (Decrease) increase in deferred tax liability             --          (214)

(Continued on Next Page)


Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                            2004          2003
                                                           ------        ------
   Changes in assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable-trade                              --            13
       Inventory                                              --         1,114
       Other current assets                                   --          (402)
       Other assets                                           --           (89)
     Increase (decrease) in liabilities:
       Accounts payable                                       --           521
       Accrued expenses                                       --           (19)
       Taxes payable                                          --          (388)
                                                          ------        ------
   Net cash provided by discontinued operating
    activities                                                --           328
                                                          ------        ------
   Net cash provided by all operating activities             907           604
                                                          ------        ------
   Cash Flows From Continuing Investing Activities
     Deposit received for sale of subsidiary
       equity interest                                        --           300
    (Decrease) increase in related party accounts           (203)          585
     Equity contribution to subsidiary                        --          (400)
     Capital expenditures for oil and gas property          (638)          (39)
     Expenditures for other property and assets             (175)           --
     Proceeds from sale of marketable securities             129            63
     Increase in other assets                                 (8)           --
     Purchase of marketable securities                        --            (2)
                                                          ------        ------
   Net cash (used in) provided by continuing
    investing activities                                    (895)          507
                                                          ------        ------
   Cash Flows From Discontinued Investing Activities:
     Cash applicable to assets held for sale                  --             7
     Net (advances) repayments with related parties           --          (305)
     Cash proceeds from sale of equity investment             --           766
     Cash proceeds from sale of property                      --            27
     Cash proceeds from equity contribution                   --           400
     Purchase of property and equipment                       --            --
     Notes receivable payments, net                           --            25
                                                          ------        ------
   Net cash provided by discontinued investing
    activities                                                --           920
                                                          ------        ------
   Net cash (used in) provided by all investing
    activities                                              (895)        1,427
                                                          ------        ------
(Continued on Next Page)

Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)

                                                            2004          2003
                                                           ------        ------
   Cash Flows From Continuing Financing Activities:
       Proceeds from long-term debt                        1,050            --
       Payment on long term debt                            (727)         (772)
       Increase in other assets                              (47)           --
       Purchase of Common Stock                               (4)           (3)
       Sale of Common Stock                                    3            --
                                                          ------        ------
   Net cash provided by (used in) continuing
    financing activities                                     275          (775)
                                                          ------        ------
   Cash Flows from Discontinued Financing Activities:
       Net (payments) advances on revolver                    --          (593)
       Increase in book overdraft                             --            58
       Payment on long term debt                              --          (401)
       Decrease in restricted cash                            --          (312)
                                                          ------        ------
   Net cash used in discontinued
    financing activities                                      --        (1,248)
                                                          ------        ------
   Net cash provided by (used in) all
    financing activities                                     275        (2,023)
                                                          ------        ------

   Net increase in cash                                      287             8
   Cash, beginning of period                                  35             2
                                                          ------        ------
   Cash, end of period                                   $   322       $    10
                                                          ======        ======

Supplemental disclosure of cash flow information for continuing operations:

Interest paid                                            $   140       $    59
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

Supplemental disclosure of cash flow information for discontinued operations:

Interest paid                                            $    --       $   344
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

(Continued on Next Page)

Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                           2004          2003
                                                          ------        ------
Supplemental disclosure of non-cash financing and investing activities for continuing operations:

Common Stock issued in settlement of liability           $    30       $    --
                                                          ======        ======
Paid in capital provided as equity component of
 debt financing                                          $    30       $    --
                                                          ======        ======

Supplemental disclosure of non-cash financing and investing activities for discontinued operations:

Note receivable and account receivable provided as
 proceeds in connection with sale of preferred
 membership interests                                    $    --       $   349
                                                          ======        ======
Long-term debt and accrued expenses reduced for
 property sold/exchanged                                 $    --       $   975
                                                          ======        ======


















Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had recurring losses and marginal or negative cash flows from continuing operations in each of the last two fiscal years, and has negative working capital as of June 30, 2004. The Company is the guarantor to certain lending agreements for which the obligor, a former subsidiary, is in default. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

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

6. In February 2004, the Company's Board of Directors authorized management to seek additional financing. A private placement of convertible notes payable closed in June 2004, providing the Company with net proceeds of $1.0 million. A portion of the proceeds from the additional financing will be used to fund property development activities in an effort to increase cash flow to the Company.


7. In April 2004, the Company announced that it has elected to divest of its ownership of producing properties located in the state of Michigan. If the properties are sold, the sales proceeds, after settlement of secured indebtedness of approximately $1.0 million, would be used principally to place shut-in wells on the Company's Texas Gulf Coast property into production.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's significant subsidiaries in the year 2004 include Capco Offshore, Inc. and Capco Asset Management, Inc. Effective December 31, 2003, the Company agreed to sell its equity ownerships in Capco Resource Corporation ("Resource"), except for interests in certain non-operated oil and gas producing properties, and Capco Resources Ltd. ("Limited") to a related party. The historical operations of Resource and Limited are included in the results of operations from continuing operations for the three and six month periods ended June 30, 2003. Effective January 1, 2003, the Company agreed to sell Meteor Enterprises, Inc. ("Enterprises"), including all of that company's subsidiaries, the most significant of which at that date was Meteor Marketing, Inc. ("Marketing"). The results of operations of Enterprises for the three and six month periods ended June 30, 2003, are reported as discontinued operations.

MAJOR CUSTOMERS

Two customers accounted for 59% and 26%, respectively, of the Company's net sales for the three months ended June 30, 2004, and one customer accounted for 80% of the Company's net sales for the three months ended June 30, 2003. Two customers accounted for 57% and 29%, respectively, of the Company's net sales for the six months ended June 30, 2004, and two customers accounted for 80% and 11%, respectively, of the Company's net sales for the six months ended June 30, 2003. Four customers accounted for 23%, 17%, 14% and 10%, respectively, of the Company's accounts receivable at June 30, 2004.

OIL AND GAS PROPERTY

In April 2004, the Company announced that it has elected to divest of its ownership of producing properties located in the state of Michigan. If the properties are sold, the sales proceeds, after settlement of secured indebtedness of approximately $1.0 million, would be used principally to place shut-in wells on the Company's Texas Gulf Coast property into production. The Company continues to market the property for sale, although no agreement has been entered into at this time.

During the quarter ended June 30, 2004, the Company incurred expenditures of approximately $0.6 million in its oil and gas acquisition and development activities. Of this amount, $0.4 million was expended on the Company's Brazos Field in the Texas Gulf Coast to improve the production infrastructure and gas transmission capability from the property. It is anticipated that upcoming well workovers will result in an increase in gas production from the property and the production platforms and gas transmission lines were not capable of processing the anticipated production increases.

The Company charged a total of $0.1 million of in-house and third party general and administrative charges to the full cost pool as a result of time and expenses incurred during the quarter ended June 30, 2004, in its efforts to acquire and develop additional oil and gas reserves.

OTHER PROPERTY

The coal bed methane well drilled by the Company in the first calendar quarter of 2004 is currently being tested. The Company exercised its option to acquire the associated acreage and wells previously drilled on the property (see note 6-Subsequent Events).

LONG-TERM DEBT

During the quarter ended June 30, 2004, the Company retired $0.3 million of indebtedness that was issued in November 2003 in connection with the acquisition of producing properties in the state of Montana. The debt service payments were funded by net cash flow from the acquired oil and gas properties and from the Company's producing properties located in the state of Michigan.


During the quarter ended June 30, 2004, the Company closed on a $1.0 million private placement of convertible three-year notes with an annual interest rate of 12%. Each note (face amount $30,000) is convertible into 150,000 shares of Common Stock. Notes not converted during the three-year period from date of sale will be redeemed for their face amount on the third anniversary from the subscription date. Net proceeds from the offering of the notes are to be used for acquisition of oil and gas properties in the Texas Gulf Coast, development activities on properties in the state of Texas and for working capital. The indebtedness is convertible at the option of the holder at issuance and, pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", a discount attributable to the beneficial conversion feature of approximately $30,000 was recorded as additional paid in capital. The discount will be amortized using the effective interest rate method over the terms of the indebtedness.


COMMON STOCK

During the quarter ended June 30, 2004, the Company issued 15,000 shares of Common Stock for the exercise of options, receiving proceeds in the amount of $3,000.

The Company acquired 18,000 shares of Common Stock to be held as Treasury Stock at a cost of $3,500.

STOCK BASED COMPENSATION

During the quarter ended June 30, 2004, the Company granted to an employee 500,000 options to acquire Common Stock at an exercise price of $0.20, which price was in excess of market price on the date of grant. The options vest on September 30, 2004, and are exercisable over a period of three years from that date.

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS 123 and SFAS 148, the Company's net income (loss) for the three and six month periods ended June 30, 2004 and 2003, would have been adjusted to the pro forma amounts indicated below (in thousands):

                                         Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                       2004       2003      2004       2003
                                      ------     ------    ------     ------
    Net income (loss):
     As reported                     $   154    $  (384)  $   242    $  (954)
     Compensation recognized
       under SFAS 123                $   (30)   $  (373)  $   (30)   $  (390)
     Proforma                        $   124    $  (757)  $   212    $(1,344)

During the quarter ended June 30, 2003, the Company granted to employees and directors 7.6 million options to acquire Common Stock at an exercise price of $0.0625. The options vested immediately and are exercisable over a period of five years from date of grant. Any unexercised options remaining at the end of the five year period will expire. In addition, a portion of the compensation expense recognized under SFAS 123 for the three and six month periods ended June 30, 2003, is attributable to options granted in prior periods that vested in 2003. The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions used for the grants in 2004 and 2003: no dividends; expected lives of 3.0 years and 4.9 years, respectively; expected volatility of 2.17% and 11.9%, respectively; and risk free rates of return of 3.74% and 2.27%, respectively. The weighted average fair value of the purchase rights granted in 2004 and 2003 was $0.18 and $0.05, respectively.

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

The historical operations of the business interests subject to the disposition have been presented in the 2003 interim period statements of operations and statements of cash flows as discontinued operations. The Company is guarantor of certain obligations of Enterprises and its subsidiaries in the aggregate amount of $1.5 million at June 30, 2004. The obligations consist of vendor trade accounts, and real estate and equipment purchases. Management believes that there is sufficient underlying collateral value in the related assets to significantly reduce the potential loss, if any, to the Company.

The Company is a guarantor of a portion of indebtedness that was included in the sale of its propane distribution operation in April 2002, and the lender has yet to release the Company from the guarantee. As a result, the Company has included in its balance sheet at June 30, 2004, under the captions "Other Assets" and "Long term liabilities" the amount of $432,000 to reflect management's estimate of the underlying asset value and outstanding debt balance at June 30, 2004, applicable to this indebtedness.

Summarized below are the results of discontinued operations for the three and six month periods ended June 30, 2003 (in thousands):

                                            Three Months           Six Months
                                           Ended June 30,        Ended June 30,
                                                2003                  2003
                                               ------                ------
      Sales                                   $ 16,488              $ 38,040
      Gross profit                            $  2,999              $  6,552
      Loss from operations                    $   (186)             $   (549)
      Net loss from operations                $   (442)             $   (959)


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

At June 30, 2004, approximately $3.8 million of indebtedness, including accrued interest, was owed to one lender, and the borrower, a former subsidiary, was in default on the indebtedness. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender, but no settlement has been reached at this time.

Beginning in the year 2003, the buyer marketed the real estate for sale, and certain properties are currently under contract for sale. The sale of one property closed in September 2003, resulting in a reduction in the amount of $623,000 to the total debt assumed by the buyer. Effective September 30, 2003, the Company re-evaluated the exposure relating to the debt guarantees. While management believed that there was sufficient value in the underlying assets such that the Company would not incur a loss from this disposal, the Company believed that the disposal no longer met the criteria to be recorded as a divestiture of a subsidiary for accounting purposes. Accordingly, the decision was made at September 30, 2003, to restore the assets and liabilities attributable to the businesses that were sold to the Balance Sheet to be reported as "Assets attributable to businesses under contract for sale" and "Liabilities attributable to businesses under contract for sale".

The Company further evaluated the exposure relating to the debt guarantees as of December 31, 2003, and determined that there was not sufficient value in the underlying assets such that the Company will, in all likelihood, incur a loss from this disposal. It was estimated that the liabilities which are guaranteed by the Company exceed the underlying net assets by approximately $333,000. The Company accounted for this deficit by eliminating the deferred gain of $182,000 that was recorded at December 31, 2002, and by recording a charge to year 2003 operations in the amount of $151,000.

Net assets and liabilities attributable to the Company's guarantees consisted of the following at June 30, 2004 (in thousands):

            Net assets to be realized                  $ 4,013
                                                         =====
            Liabilities, including accrued
              interest of $378                         $ 4,346
                                                         =====

No additional loss contingency has been recorded for the three and six month periods ended June 30, 2004.


NOTE 4 -- EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average shares outstanding for the three and six month periods ended June 30, 2004, have each been increased for 6,206,444 shares of Common Stock as associated stock options have a dilutive effect on net income. Additionally, the number of shares outstanding for the three and six month periods ended June 30, 2004, have been increased for 5,250,000 and 1,299,448 shares of Common Stock, respectively, determined under the "if converted" method, due to the issuance of convertible notes payable during the current period. The Company's weighted average shares outstanding for the three and six month periods ended June 30, 2003, would have increased for 10,609,716 and 11,073,088 shares of Common Stock if associated stock options would have had a dilutive effect. The options did not have a dilutive effect for the period presented as the market price of the Company's Common Stock exceeded the respective exercise prices of the options. Under the treasury method of calculating the additional shares outstanding, the effect would have been antidilutive.

NOTE 5 -- BUSINESS SEGMENTS

During the three and six month periods ended June 30, 2004 and 2003, the Company operated in one business segment: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and all of its operations are located in the United States of America. Effective December 31, 2003, the Company divested of its oil and gas interests located in Canada. A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                                           United
                                               Canada      States      Total
                                              --------    --------    -------
Sales:
  Three months ended June 30, 2004           $     --    $  1,193    $  1,193
                                               ======      ======      ======
  Three months ended June 30, 2003           $     --    $    846    $    846
                                               ======      ======      ======
  Six months ended June 30, 2004             $     --    $  2,557    $  2,557
                                               ======      ======      ======
  Six months ended June 30, 2003             $     --    $  1,535    $  1,535
                                               ======      ======      ======


At June 30, 2004:
  Oil and gas properties (net)               $     --    $ 10,564    $ 10,564
                                               ======      ======      ======
  Land                                       $    214    $     --    $    214
                                               ======      ======      ======
  Other property and equipment (net)         $     --    $    182    $    182
                                               ======      ======      ======


NOTE 6 - SUBSEQUENT EVENTS

Effective July 1, 2004, the Company exercised its option to acquire a 92.8% working interest in 4,031 acres in Stephens County, Texas, at a cost of $0.7 million. Consideration for the acquisition consists of approximately 3.6 million shares of Common Stock to be issued by the Company. In addition to the acreage, the acquisition includes one producing gas well drilled by the former owners, one coal bed methane drilled by the Company in the first calendar quarter of 2004 and seismic and geological studies. The property includes potential for coal bed methane development, as well as conventional gas reserves. In July 2004, the Company initiated drilling activities on a conventional gas well on the property. The well is currently being completed for production.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO JUNE 30, 2003

Capco's revenues from oil and gas activities were $1.2 million in 2004 compared to $0.8 million in 2003. This increase is due principally to increases in quantities of oil and gas sold from properties that were acquired by the Company during the fourth calendar quarter of 2003. Revenues from the sale of oil and gas provided by the property acquisitions in Montana and the Texas Gulf Coast totaled $0.5 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $29.65 in 2003 to $33.12 in 2004, resulting in an increase in total revenue of $0.1 million. Revenues from operator fees and pipeline transmission tariffs increased from $-0- in 2003 to $0.1 million in 2004.

Capco's cost of sales increased to $0.6 million in 2004 from $0.4 million in 2003, due principally to an increase in production volumes from 28,500 BOE in 2003 to 32,700 BOE in 2004. A total of 15,300 BOE was produced from the acquisitions in Montana and the Texas Gulf Coast. On a BOE basis, cost of sales attributable to the production of oil and gas increased from $12.41 in 2003 to $14.86 in 2004.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.2 million in 2004 and $0.3 million in 2003.

Depreciation, depletion and amortization was $0.1 million in 2004 and $0.2 million in 2003. This change is attributable to the increase in the depletable basis of the Company's United States full cost pool resulting principally from acquisitions during the fourth quarter of year 2003, the increase in production volumes resulting from the acquisitions and an increase in proved reserves from
1.0 million BOE at January 1, 2003, to 3.5 million BOE at January 1, 2004. The cost depletion rate per BOE decreased from $6.52 in 2003 to $4.18 in 2004 as a result of the changes in the depletable basis and proved reserves.

Interest expense increased to $88,000 in 2004 from $34,000 in 2003, due to the debt assumed in November 2003 with the acquisition of producing properties in the state of Montana and the private placement of convertible notes payable that closed in June 2004.

Losses from sales of marketable securities, including unrealized holding gains, resulted in a gain of $48,000 in 2003 and $-0- in 2004 as the Company had liquidated its marketable securities portfolio in prior periods.

SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO JUNE 30, 2003

Capco's revenues from oil and gas activities were $2.6 million in 2004 compared to $1.5 million in 2003. This increase is due principally to increases in quantities of oil and gas sold from properties that were acquired by the Company during the fourth calendar quarter of 2003. Revenues from the sale of oil and gas provided by the property acquisitions in Montana and the Texas Gulf Coast totaled $1.2 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $31.46 in 2003 to $31.81 in 2004, resulting in an increase in total revenue of $17,000. Revenues from operator fees and pipeline transmission tariffs increased from $1,000 in 2003 to $0.2 million in 2004.

Capco's cost of sales increased to $1.3 million in 2004 from $0.8 million in 2003, due principally to an increase in production volumes from 48,700 BOE in 2003 to 74,100 BOE in 2004. A total of 39,600 BOE was produced from the acquisitions in Montana and the Texas Gulf Coast. On a BOE basis, cost of sales attributable to the production of oil and gas increased from $15.69 in 2003 to $15.85 in 2004.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.5 million in 2004 and $0.5 million in 2003.

Depreciation, depletion and amortization was $0.3 million in 2004 and $0.3 million in 2003. The cost depletion rate per BOE decreased from $6.51 in 2003 to $4.18 in 2004 as a result of changes in the depletable basis and proved reserves during the respective periods.

Interest expense increased to $88,000 in 2004 from $34,000 in 2003, due to the debt assumed in November 2003 with the acquisition of producing properties in the state of Montana and the private placement of convertible notes payable that closed in June 2004.

Losses from sales of marketable securities, including unrealized holding (losses) gains, decreased to a loss of $64,000 in 2004 from a gain of $66,000 in 2003, as the Company liquidated its marketable securities portfolio.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had a working capital deficit of $1.8 million. This negative working capital is principally due to the current portion of long-term debt, $1.8 million, which includes an obligation in the amount of $1.3 million that was incurred in connection with the acquisition of a producing oil and gas property during the year 2003. This debt, plus an additional $2.2 million that is classified as non-current, is to be repaid from future cash flow from the acquired property and other property owned by the Company that is located in the state of Michigan. Assuming current cash flow, it is estimated that the debt will be paid in full during the year 2007, after which the net cash flow will be paid to the Company. In the event that the Michigan property is sold as discussed below (item #8) and a portion of the sales proceeds are applied to this indebtedness, the estimated payoff of the remaining loan balance may change.

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

3. Gross profit from property operations increased from $0.8 million in 2003 to $1.3 million in 2004, due principally to property acquisitions closed by the Company during the calendar years 2002 and 2003.

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

7. In February 2004, the Company's Board of Directors authorized management to seek additional financing. A private placement of convertible notes payable closed in June 2004, providing the Company with net proceeds of $1.0 million. A portion of the proceeds from the additional financing will be used to fund property development activities in an effort to increase cash flow to the Company.

8. In April 2004, the Company announced that it has elected to divest of its ownership of producing properties located in the state of Michigan. If the properties are sold, the sales proceeds, after settlement of secured indebtedness of approximately $1.0 million, would be used principally to place shut-in wells on the Company's Texas Gulf Coast property into production.

In connection with some of the transactions described above, the Company is considering the availability of equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.

CONTINUING OPERATIONS

Net cash provided by operating activities totaled $0.9 million for the six months ended June 30, 2004, compared to cash provided by operating activities of $0.3 million for the six months ended June 30, 2003. In 2004, net income, adjusted for reconciling items, provided a cash inflow of $0.6 million. Changes in assets and liabilities in 2004 resulted in a cash inflow of $0.3 million. In 2003, net loss, adjusted for reconciling items, resulted in a cash inflow of $0.3 million. Changes in assets and liabilities resulted in a cash outflow of $25,000.

Net cash used in investing activities totaled $0.9 million for the six months ended June 30, 2004, compared to cash provided by investing activities of $0.5 million for the six months ended June 30, 2003. Proceeds from the sale of marketable securities in the amount of $0.1 million were the principal source of cash inflow in 2004. Expenditures for oil and gas property and other assets totaled $0.8 million, due principally to the Company's capital program to enhance and improve the infrastructure and gas delivery capability of its offshore platforms in the Texas Gulf Coast. Payments to reduce amounts owed to related parties totaled $0.2 million in 2004. A deposit in the amount of $0.3 million, received in connection with the Company's sale of Enterprises and net advances from related parties in the amount of $0.6 million, were the principal sources of cash inflow in 2003. An equity contribution to a subsidiary in the amount of $0.4 million was the principal outflow of cash in 2003.

Net cash provided by financing activities totaled $0.3 million for the six months ended June 30, 2004, and net cash used in financing activities totaled $0.8 million for the six months ended June 30,2003. Proceeds from the private placement of convertible notes payable provided cash inflow in the amount of $1.0 million in 2004. Payments on long term debt in the amount of $0.7 million and $0.8 million in 2004 and 2003, respectively, resulted in cash outflows in both periods.

The Company has various loans which require principal payments of $1.8 million during the twelve month period ending June 30, 2005. Of this amount, approximately $1.3 million will be repaid from future cash flow from specific producing oil and gas properties. The remainder of the payments are anticipated to be made from cash flow available from the operations of other producing property, and from proceeds from the sale of assets and equity and/or debt fundings. To the extent such cash flow is insufficient to make the debt payments and provide adequate working capital for the business of the Company, the Company may be required to reduce or curtail certain operations or seek other sources of capital. The Company does not currently have any agreements or arrangements providing for such financing and it may not be available on terms acceptable to the Company.

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

The Company is obligated to pay operating lease costs of approximately $0.1 million during the twelve month period ending June 30, 2005, for land and facilities.

The Company is responsible for any contamination of land it owns or leases. However, there may be limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

DISCONTINUED OPERATIONS

The following discussion relates to only the six month period ended June 30, 2003. The Company divested of the discontinued business interests effective September 30, 2003, and as a result, there is no reporting of discontinued operations during the year 2004.

Net cash provided by operating activities totaled $0.3 million. Net loss, adjusted for reconciling items, resulted in a cash outflow of $0.4 million. Changes in assets and liabilities resulted in a cash inflow of $0.7 million.

Net cash provided by investing activities totaled $0.9 million. Proceeds from the sale of an equity investment of $0.8 million and an equity contribution of $0.4 million were the principal sources of cash inflow. Advances to related parties in the amount of $0.3 million were the principal cash outflow.

Net cash used in financing activities totaled $1.2 million. Net payments on the revolving line of credit, payments on long term debt and a decrease in restricted cash resulted in cash outflows of $0.6 million, $0.4 million and $0.3 million, respectively.

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

Item 3:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of June 30, 2004, the Company's management, with the participation of its chief executive officer and chief accounting officer, concluded that the Company's disclosure controls and procedures were adequate.

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

                                   CAPCO ENERGY, INC.


Dated: August 20, 2004         By: /s/ Ilyas Chaudhary
                                   ------------------------
                                   Ilyas Chaudhary, Chief Executive Officer