Form 10QSB
period 2004-09-30
CAPCO ENERGY INC
filed 2004-11-15
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 2004

                                      OR

    [ ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934.

       For the transition period from _______, 20___ to _______, 20___.


                         Commission File Number: 0-10157

                               CAPCO ENERGY, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               COLORADO                                84-0846529
    --------------------------------            -----------------------
    (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                Identification Number)


                          5555 SAN FELIPE, SUITE 725
                             HOUSTON, TEXAS  77056
                     --------------------------------------
                     Address of Principal Executive Offices

                                 (713) 622-5550
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                4800 SUGAR GROVE BLVD., SUITE 601, STAFFORD, TX  77477
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

                           [ X ]    Yes       [ ]        No

There were 99,735,768 shares of the Registrant's $.001 par value common stock outstanding as of November 3, 2004.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)



Current Assets:
  Cash                                                          $    198
  Accounts receivable-trade, net of
    allowance of $46                                                 374
  Accounts receivable-related party                                   26
  Note receivable                                                    208
  Deferred tax asset                                                  27
  Other current assets                                                22
                                                                  ------

     Total Current Assets                                            855

Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $2,259           12,061

Other Assets:
  Assets attributable to businesses under contract
    for sale (note 3)                                              4,013
  Land                                                               214
  Other property, less accumulated depreciation of $64               113
  Other assets                                                       812
                                                                  ------
     Total Assets                                               $ 18,068
                                                                  ======





Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

Current Liabilities:
  Accounts payable, trade                                       $    952
  Current maturities, long-term debt, including a
   related party                                                   2,010
  Accrued expenses                                                   851
                                                                 -------
     Total Current Liabilities                                     3,813
                                                                 -------

Non-current Liabilities:
  Long term debt, less current maturities                          3,595
  Long term liabilities                                            1,766
  Accounts payable, related parties                                  402
  Deferred tax liability                                              27
                                                                 -------
     Total Non-current Liabilities                                 5,790
                                                                 -------

Liabilities attributable to businesses under contract
  for sale, (note 3)                                               4,346
                                                                 -------
     Total Liabilities                                            13,949
                                                                 -------

Commitments and Contingencies                                         --

Stockholders' Equity:
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  97,298,716 shares issued                                            98
Additional paid in capital                                         2,635
Treasury stock, 1,267,708 shares, at cost                           (138)
Retained earnings                                                  1,524
                                                                 -------
     Total Stockholders' Equity                                    4,119
                                                                 -------
     Total Liabilities and
     Stockholders' Equity                                       $ 18,068
                                                                 =======

Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             For the Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                           2004          2003
                                                          ------        ------

Sales                                                    $ 1,145       $   819
Cost of sales                                                633           335
                                                          ------        ------
     Gross profit                                            512           484
                                                          ------        ------

General and administrative expenses                          404           186
Depreciation, depletion and amortization                     141           152
                                                          ------        ------
     Total operating expenses                                545           338
                                                          ------        ------
    (Loss) income from operations                            (33)          146

Other Income (Expenses):
  Interest income                                              4            43
  Interest expense                                          (108)          (22)
  Gain on sales of investments-
    marketable securities                                     --             1
  Holding losses-marketable securities                        (1)          (14)
  Other                                                      (57)           --
                                                          ------        ------
    (Loss) income from continuing operations
       before taxes and minority interest                   (195)          154

Provision for income taxes                                    --            --
Minority interest in income of consolidated
  subsidiary                                                  --            (1)
                                                          ------        ------
    (Loss) income from continuing operations                (195)          153

Discontinued operations: (note 2)

Loss from operations of business transferred
  under contractual obligation to a
  related party during the year 2003 (net of
  applicable income tax benefit of $-0-)                      --          (305)

Loss on disposal of discontinued operations
  to a related party                                          --          (730)


(Continued on Next Page)


Accompanying notes are an integral part of the consolidated financial statements.
                                        4

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             For the Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)
                                   (continued)

                                                           2004          2003
                                                          ------        ------

Net loss and comprehensive loss                          $  (195)      $  (882)
                                                          ======        ======


Earnings per share-basic:
  Income from continuing operations                      $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.01)
                                                          ------        ------

  Net loss                                               $    --       $ (0.01)
                                                          ======        ======
Earnings per share-diluted:
  Income from continuing operations                      $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.01)
                                                          ------        ------

  Net loss                                               $    --       $ (0.01)
                                                          ======        ======

Weighted average common share and common
 share equivalents:
  Basic                                               95,363,332    77,091,108
                                                      ==========    ==========
  Diluted                                            101,306,267    79,819,312
                                                     ===========    ==========



Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                           2004          2003
                                                          ------        ------

Sales                                                    $ 3,702       $ 2,354
Cost of sales                                              1,914         1,100
                                                          ------        ------
     Gross profit                                          1,788         1,254
                                                          ------        ------

General and administrative expenses                          912           721
Depreciation, depletion and amortization                     454           474
                                                          ------        ------
     Total operating expenses                              1,366         1,195
                                                          ------        ------
     Income from operations                                  422            59

Other Income (Expenses):
  Interest income                                             10            43
  Interest expense                                          (263)          (98)
  Losses on sales of investments-
    marketable securities                                    (63)          (11)
  Holding (losses) gains-marketable securities                (2)           64
  Other                                                      (57)          100
                                                          ------        ------
     Income from continuing operations
       before taxes and minority interest                     47           157

Provision for income taxes                                    --            --
Minority interest in loss of consolidated
  subsidiary                                                  --             1
                                                          ------        ------
     Income from continuing operations                        47           158

Discontinued operations: (note 2)

Loss from operations of business transferred
  under contractual obligation to a
  related party during the year 2003 (net of
  applicable income tax benefit of $-0-)                      --        (1,264)

Loss on disposal of discontinued operations
  to a related party                                          --          (730)


(Continued on Next Page)


Accompanying notes are an integral part of the consolidated financial statements.
                                        6

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                     (Dollars in Thousands except per share)
                                   (continued)

                                                           2004          2003
                                                          ------        ------

Net income (loss)                                             47        (1,836)

Other comprehensive loss-net of tax
  Foreign currency translation adjustment                     --           (18)

Less:  minority interest in comprehensive
  loss of consolidated subsidiary                             --             2
                                                          ------        ------

Comprehensive income (loss)                              $    47       $(1,852)
                                                          ======        ======

Earnings per share-basic:
  Income from continuing operations                      $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.02)
                                                          ------        ------

  Net income (loss)                                      $    --       $ (0.02)
                                                          ======        ======
Earnings per share-diluted:
  Income from continuing operations                      $    --       $    --
  Loss from discontinued operations,
    including business transferred under
    contractual obligation                                    --         (0.02)
                                                          ------        ------

  Net income (loss)                                      $    --       $ (0.02)
                                                          ======        ======

Weighted average common share and common
 share equivalents:
  Basic                                               95,101,333    77,098,876
                                                      ==========    ==========
  Diluted                                            103,495,977    79,500,980
                                                     ===========    ==========


Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                                           2004          2003
                                                          ------        ------
   Cash Flows From Continuing Operating
   Activities:
    Net income (loss)                                     $   47       $(1,836)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Net loss from discontinued operations                    --         1,264
     Loss on disposal of discontinued operations              --           730
     Depreciation, depletion and amortization                454           474
     Losses on sales of investments-marketable
      securities                                              63            11
     Holding losses (gains)-marketable securities              2           (64)
     Foreign currency translation adjustment                  57            --
     Minority interest in loss of
      consolidated subsidiary                                 --             1
     Compensation cost resulting from grant of
      options to acquire Common Stock                         --            38
     Decrease in deferred tax asset                           77            29
     Decrease in deferred tax liability                      (77)          (29)
   Changes in assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable-trade                            (141)         (425)
       Note receivable                                         2            --
       Other current assets                                    3            29
       Other assets                                          (16)           87
     Increase (decrease) in liabilities:
       Accounts payable                                      562           (41)
       Accrued expenses                                      255            99
                                                          ------        ------
   Net cash provided by continuing operating
    activities                                             1,288           367
                                                          ------        ------

   Cash Flows From Discontinued Operating Activities:
   Net loss                                                   --        (1,264)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation, depletion and amortization                 --           595
     Loss on sale of assets                                   --           126
     Decrease (increase) in deferred tax asset                --           219
    (Decrease) increase in deferred tax liability             --          (219)

(Continued on Next Page)


Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                            2004          2003
                                                           ------        ------
   Changes in assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable-trade                              --         2,741
       Inventory                                              --         1,653
       Other current assets                                   --          (194)
       Other assets                                           --             5
     Increase (decrease) in liabilities:
       Accounts payable                                       --          (455)
       Accrued expenses                                       --          (262)
       Taxes payable                                          --          (448)
                                                          ------        ------
   Net cash provided by discontinued operating
    activities                                                --         2,497
                                                          ------        ------
   Net cash provided by all operating activities           1,288         2,864
                                                          ------        ------
   Cash Flows From Continuing Investing Activities
    (Decrease) increase in related party accounts           (125)          966
     Equity contribution to subsidiary                        --          (400)
     Capital expenditures for oil and gas property        (1,674)         (185)
     Expenditures for other property and assets             (110)           --
     Proceeds from sale of marketable securities             129            63
     Increase in other assets                                 (8)           --
     Purchase of marketable securities                        --            (2)
                                                          ------        ------
   Net cash (used in) provided by continuing
    investing activities                                  (1,788)          442
                                                          ------        ------
   Cash Flows From Discontinued Investing Activities:
     Cash applicable to assets held for sale                  --             1
     Net (advances) repayments with related parties           --          (482)
     Cash proceeds from sale of equity investment             --           766
     Cash proceeds from sale of property                      --            87
     Cash proceeds from equity contribution                   --           400
     Purchase of property and equipment                       --            --
     Notes receivable payments, net                           --            35
                                                          ------        ------
   Net cash provided by discontinued investing
    activities                                                --           807
                                                          ------        ------
   Net cash (used in) provided by all investing
    activities                                            (1,788)        1,249
                                                          ------        ------
(Continued on Next Page)

Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)

                                                            2004          2003
                                                           ------        ------
   Cash Flows From Continuing Financing Activities:
       Proceeds from long-term debt                        1,710            --
       Payments on long term debt                         (1,025)         (796)
       Increase in other assets                              (75)           --
       Purchase of Common Stock                              (12)           (3)
       Sale of Common Stock                                   65            --
                                                          ------        ------
   Net cash provided by (used in) continuing
    financing activities                                     663          (799)
                                                          ------        ------
   Cash Flows from Discontinued Financing Activities:
       Net (payments) advances on revolver                    --        (3,022)
       Decrease in book overdraft                             --           (83)
       Payments on long term debt                             --          (639)
       Decrease in restricted cash                            --           441
                                                          ------        ------
   Net cash used in discontinued
    financing activities                                      --        (3,303)
                                                          ------        ------
   Net cash provided by (used in) all
    financing activities                                     663        (4,102)
                                                          ------        ------

   Net increase in cash                                      163            11
   Cash, beginning of period                                  35             2
                                                          ------        ------
   Cash, end of period                                   $   198       $    13
                                                          ======        ======

Supplemental disclosure of cash flow information for continuing operations:

Interest paid                                            $   235       $    76
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

Supplemental disclosure of cash flow information for discontinued operations:

Interest paid                                            $    --       $   383
                                                          ======        ======
Taxes paid                                               $    --       $    --
                                                          ======        ======

(Continued on Next Page)

Accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)
                                                           2004          2003
                                                          ------        ------
Supplemental disclosure of non-cash financing and investing activities for continuing operations:

Common Stock issued in settlement of liability           $    30       $    --
                                                          ======        ======
Paid in capital provided as equity component of
 debt financing                                          $   112       $    --
                                                          ======        ======

Debt issued for oil and gas property acquisition         $   160       $    --
                                                          ======        ======

Accrual for acquisition cost of oil and gas
 property to be settled with issuance of
 Common Stock                                            $   443       $    --
                                                          ======        ======

Long-term debt issued for asset acquisition              $    --       $   500
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

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or the "Company") is an independent energy company engaged primarily in the acquisition, exploration, development, production and sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States of America. Effective December 31, 2003, the Company divested of its oil and gas interests in Canada which were not significant to either consolidated financial position or consolidated results of operations. Capco's operations consist of one segment of business, oil and gas production. The principal executive offices of the Company are located at 5555 San Felipe, Suite 725, Houston, Texas 77056. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had recurring losses and marginal or negative cash flows from continuing operations in each of the last two fiscal years, and has negative working capital as of September 30, 2004. The Company is the guarantor to certain lending agreements for which the obligor, a former subsidiary, is in default. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The Company has taken steps to improve its operating income and satisfy its working capital requirements.

1. Effective November 1, 2003, the Company's interest in producing property located in Michigan was pledged as additional collateral in connection with an acquisition of producing property in Montana. The net cash flow from both the Michigan and Montana properties is being used to retire the debt that was incurred with the acquisition.

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

6. In February 2004, the Company's Board of Directors authorized management to seek additional financing. A private placement of convertible notes payable closed in June 2004, providing the Company with net proceeds of $1.0 million. A second private placement of a convertible note payable closed in September 2004, providing the Company with net proceeds of $0.7 million. A portion of the proceeds from the additional financing is being used to fund property development activities in an effort to increase cash flow to the Company.

  7. Effective September 30, 2004, the Company sold its interests in non-operated properties located in Alabama and Louisiana to a company owned by the Company's Chief Executive Officer. Sales proceeds in the amount of $0.4 million were received by the Company in October 2004 and were used for working capital.

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


BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's significant subsidiaries in the year 2004 include Capco Offshore, Inc. and Capco Asset Management, Inc. Effective December 31, 2003, the Company agreed to sell its equity ownerships in Capco Resource Corporation ("Resource"), except for interests in certain non-operated oil and gas producing properties, and Capco Resources Ltd. ("Limited") to a related party. The historical operations of Resource and Limited are included in the results of operations from continuing operations for the three and nine month periods ended September 30, 2003. Effective January 1, 2003, the Company agreed to sell Meteor Enterprises, Inc. ("Enterprises"), including all of that company's subsidiaries, the most significant of which at that date was Meteor Marketing, Inc. ("Marketing"). The results of operations of Enterprises for the three and nine month periods ended September 30, 2003, are reported as discontinued operations.


MAJOR CUSTOMERS

Two customers accounted for 60% and 18%, respectively, of the Company's net sales for the three months ended September 30, 2004, and one customer accounted for 81% of the Company's net sales for the three months ended September 30, 2003. Two customers accounted for 58% and 26%, respectively, of the Company's net sales for the nine months ended September 30, 2004, and two customers accounted for 80% and 11%, respectively, of the Company's net sales for the nine months ended September 30, 2003. Four customers accounted for 34%, 18%, 10% and 10%, respectively, of the Company's accounts receivable at September 30, 2004.

OIL AND GAS PROPERTY

In April 2004, the Company announced that it has elected to divest of its ownership of producing properties located in the state of Michigan. Sales proceeds, after settlement of secured indebtedness of approximately $1.0 million, were to be used principally to place shut-in wells on the Company's Texas Gulf Coast property into production. Following a period of marketing and analysis of offered bids, the Company decided to discontinue the sales effort and retain the property interest. Net revenue from this property will continue to be applied to the indebtedness issued by the Company in November 2003 in connection with the acquisition of producing property in Montana.

During the quarter ended September 30, 2004, the Company incurred expenditures of approximately $1.6 million in its oil and gas acquisition and development activities. Of this amount, $0.6 million was expended on the Company's Brazos Field in the Texas Gulf Coast, principally on well workovers in an effort to increase gas production from the property. Capital expenditures on the Green Ranch property in Stephens County, Texas totaled $0.6 million, consisting of $0.4 million for prospect acquisition costs and $0.2 million for the drilling and completion of a gas well. Approximately 70% of the acquired working interest in the property was acquired either from individuals, or entities controlled by individuals, who have either a direct, or beneficial, relationship to the Company; however, the negotiated acquisition price was determined in a manner uniform to all members of the selling group. Sales from the completed gas well began in the month of October. The Company also participated in a Black Warrior Basin drilling prospect located in Fayette County, Alabama. Capital expenditures during the quarter ended September 30, 2004, totaled $0.2 million, consisting principally of prospect acquisition costs. One well was drilled on the prospect and is currently being tested for commercial production as a gas well.

The Company charged a total of $0.1 million of in-house and third party general and administrative charges to the full cost pool as a result of time and expenses incurred during the quarter ended September 30, 2004, in its efforts to acquire and develop additional oil and gas reserves.


LONG-TERM DEBT

During the quarter ended September 30, 2004, the Company retired $0.3 million of indebtedness that was issued in November 2003 in connection with the acquisition of producing properties in the state of Montana. The debt service payments were funded by net cash flow from the acquired oil and gas properties and from the Company's producing properties located in the state of Michigan. For the period of time from November 2003 to September 30, 2004, the acquisition debt has been reduced from $4.5 million to $3.3 million.

During the quarter ended September 30, 2004, the Company closed on a $0.7 million private placement of a convertible three-year note with an annual interest rate of 9%. The note is convertible into 4,125,000 shares of Common Stock. If the note is not converted during the three-year period from date of sale it will be redeemed for its face amount on the third anniversary from the subscription date. Net proceeds from the offering of the note are to be used for development activities on properties in the Texas Gulf Coast region and for working capital. The indebtedness is convertible at the option of the holder at issuance and, pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", a discount attributable to the beneficial conversion feature of approximately $83,000 was recorded as additional paid in capital. The discount will be amortized using the effective interest rate method over the term of the indebtedness.


COMMON STOCK

During the quarter ended September 30, 2004, the Company issued 1.0 million shares of Common Stock for the exercise of options, receiving proceeds in the amount of $63,000.

The Company acquired 42,600 shares of Common Stock to be held as Treasury Stock at a cost of $8,100.


STOCK BASED COMPENSATION

During the quarter ended September 30, 2004, the Company granted to employees and directors options to acquire 6.2 million shares of Common Stock at exercise prices ranging from $0.175 to $0.35, which prices were in excess of the market price on the dates of grant. A portion of the options were fully vested on the grant date; the balance vest over a period of five years from the date of grant. The options are exercisable over a period of time ranging from five to six years from date of grant. Any unexercised options remaining at the end of the respective exercise periods will expire.

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS 123 and SFAS 148, the Company's net
(loss) income for the three and nine month periods ended September 30, 2004 and 2003, would have been adjusted to the pro forma amounts indicated below (in thousands):
                                       Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                     2004       2003        2004       2003
                                    ------     ------      ------     ------
    Net (loss) income:
     As reported                   $  (195)   $  (882)    $    47    $(1,836)
     Compensation recognized
       under SFAS 123              $  (220)   $    --     $  (250)   $  (390)
     Proforma                      $  (415)   $  (882)    $  (203)   $(2,226)

During the quarter ended September 30, 2003, the Company did not grant any stock option awards. There were, however, outstanding stock option awards that had been granted in prior periods. A portion of the compensation expense recognized under SFAS 123 for the three and nine month periods ended September 30, 2004 and 2003, is attributable to options granted in prior periods that vested during the respective periods in 2004 and 2003.

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions used for the grants in 2004 and 2003: no dividends; expected lives ranging from 3.0 years to 5.0 years; expected volatility ranging from 0.85% to 11.9%; and risk free rates of return ranging from 2.27% to 3.81%. The weighted average fair value of the purchase rights granted in 2004 and 2003 ranged from $0.05 to $0.18.


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

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.


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

RECLASSIFICATION

Certain reclassifications for the prior year have been made to conform to the current year's presentation.


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

The historical operations of the business interests subject to the disposition have been presented in the 2003 interim period statements of operations and statements of cash flows as discontinued operations. The Company is guarantor of certain obligations of Enterprises and its subsidiaries in the aggregate amount of $1.5 million at September 30, 2004. The obligations consist of vendor trade accounts, and real estate and equipment purchases. Management believes that there is sufficient underlying collateral value in the related assets to significantly reduce the potential loss, if any, to the Company.

The Company is a guarantor of a portion of indebtedness that was included in the sale of its propane distribution operation in April 2002, and the lender has yet to release the Company from the guarantee. As a result, the Company has included in its balance sheet at September 30, 2004, under the captions "Other Assets" and "Long term liabilities" the amount of $432,000 to reflect management's estimate of the underlying asset value and outstanding debt balance at September 30, 2004, applicable to this indebtedness.

Summarized below are the results of discontinued operations for the three and nine month periods ended September 30, 2003 (in thousands):

                                       Three Months              Nine Months
                                    Ended September 30,      Ended September 30,
                                           2003                     2003
                                         --------                 --------
    Sales                                $ 11,042                 $ 49,082
    Gross profit                         $  2,308                 $  8,860
    Loss from operations                 $   (292)                $   (841)
    Net loss from operations             $   (305)                $ (1,264)


NOTE 3 - BUSINESSES UNDER CONTRACT FOR SALE

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

At September 30, 2004, approximately $3.7 million of indebtedness, including accrued interest, was owed to one lender, and the borrower, a former subsidiary, was in default on the indebtedness. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees. Discussions have been held with the lender, but no settlement has been reached at this time.

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

In August 2004, the debt was reduced $100,000 by proceeds from the sale of a property.

Net assets and liabilities attributable to the Company's guarantees consisted of the following at September 30, 2004 (in thousands):

            Net assets to be realized                  $ 4,013
                                                         =====
            Liabilities, including accrued
              interest of $378                         $ 4,346
                                                         =====

No additional loss contingency has been recorded for the three and nine month periods ended September 30, 2004.


NOTE 4 - EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average shares outstanding for the nine months ended September 30, 2004, have been increased for 5,556,688 shares of Common Stock as associated stock options have a dilutive effect on net income. The Company's weighted average number of shares outstanding for the three months ended September 30, 2004, would have increased for 5,243,294 shares of Common Stock if associated stock options would have had a dilutive effect; however, due to the net loss for the period the effect of the options is antidilutive. Additionally, the number of shares outstanding for the three and nine month periods ended September 30, 2004, have been increased for 5,942,935 and 2,837,956 shares of Common Stock, respectively, determined under the "if converted" method, due to the issuance of convertible notes payable during the nine months ended September 30, 2004. On a diluted basis, the

Company's weighted average shares outstanding for the three and nine month periods ended September 30, 2003, have been increased for 2,728,204 and 2,402,104 shares of Common Stock, respectively, as associated stock options have a dilutive effect on income from continuing operations, which is the benchmark number for determining whether potential common stock is included in determining earnings (loss) per share. In accordance with SFAS No. 128, the stock options are also considered to be potential common stock in determining loss per share on loss from discontinued operations and net loss, even though the stock options are antidilutive.


NOTE 5 - BUSINESS SEGMENTS

During the three and nine month periods ended September 30, 2004 and 2003, the Company operated in one business segment: acquisition, exploration, development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and all of its operations are located in the United States of America. Effective December 31, 2003, the Company divested of its oil and gas interests located in Canada. A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                                           United
                                               Canada      States      Total
                                              --------    --------    -------
Sales:
  Three months ended September 30, 2004      $     --    $  1,145    $  1,145
                                               ======      ======      ======
  Three months ended September 30, 2003      $      8    $    811    $    819
                                               ======      ======      ======
  Nine months ended September 30, 2004       $     --    $  3,702    $  3,702
                                               ======      ======      ======
  Nine months ended September 30, 2003       $      8    $  2,346    $  2,354
                                               ======      ======      ======


At September 30, 2004:
  Oil and gas properties (net)               $     --    $ 12,061    $ 12,061
                                               ======      ======      ======
  Land                                       $    214    $     --    $    214
                                               ======      ======      ======
  Other property and equipment (net)         $     --    $    113    $    113
                                               ======      ======      ======

NOTE 6 - SUBSEQUENT EVENTS

Effective September 30, 2004, the Company sold its interest in non-operated properties located in Alabama and Louisiana to a company owned by the Company's Chief Executive Officer. Sales proceeds in the amount of $0.4 million were received by the Company in October 2004 and were used for working capital. The sales proceeds were credited against the Company's basis in oil and gas properties. No gain or loss was recognized from the sale as the disposition did not represent a significant portion of the Company's proved reserves. The Company has the option to repurchase the properties for an amount equal to the sales price within the next twelve month period. If it is determined through due diligence by the Company that the properties could have been sold for an amount greater than $0.4 million, then the related party has the obligation to pay such excess to the Company.

In October 2004, the Company issued 3.6 million shares of Common Stock in settlement of the acquisition cost of the Green Ranch property in Stephens County, Texas, that had been accrued as of September 30, 2004.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO SEPTEMBER 30, 2003

Capco's revenues from oil and gas activities were $1.1 million in 2004 compared to $0.8 million in 2003. This increase is due principally to increases in quantities of oil and gas sold from properties that were acquired by the Company during the fourth calendar quarter of 2003. Revenues from the sale of oil and gas provided by the property acquisitions in Montana and the Texas Gulf Coast totaled $0.5 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production decreased from $34.78 in 2003 to $33.98 in 2004, resulting in a decrease in total revenue of $19,000. Revenues from operator fees and pipeline transmission tariffs increased from $-0- in 2003 to $0.1 million in 2004.

Capco's cost of sales increased to $0.6 million in 2004 from $0.3 million in 2003, due principally to an increase in production volumes from 23,600 BOE in 2003 to 30,400 BOE in 2004. A total of 15,900 BOE was produced from the acquisitions in Montana and the Texas Gulf Coast. On a BOE basis, cost of sales attributable to the production of oil and gas increased from $14.23 in 2003 to $18.87 in 2004. The cost of price hedging programs on the Michigan and Montana properties, and remedial expenses incurred on the Texas Gulf Coast property were principally responsible for this increase.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.4 million in 2004 and $0.2 million in 2003. Non-recurring compensation costs of approximately $0.1 million associated with the employment of full-time and part-time personnel was the principal component of this increase.

Depreciation, depletion and amortization was $0.1 million in 2004 and $0.2 million in 2003. This change is attributable to the increase in the depletable basis of the Company's United States full cost pool resulting principally from acquisitions during the fourth quarter of year 2003, the increase in production volumes resulting from the acquisitions and an increase in proved reserves from
1.0 million BOE at January 1, 2003, to 3.5 million BOE at January 1, 2004. The cost depletion rate per BOE decreased from $6.52 in 2003 to $4.50 in 2004 as a result of the changes in the depletable basis and proved reserves.

Interest expense increased to $0.1 million in 2004 from $22,000 in 2003, due to the debt assumed in November 2003 with the acquisition of producing properties in the state of Montana and the private placements of convertible notes payable that closed in June and September 2004.

Losses from sales of marketable securities, including unrealized holding gains, resulted in a losses of $13,000 in 2003 and $1,000 in 2004 as the Company had liquidated its marketable securities portfolio in prior periods.


NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO SEPTEMBER 30, 2003

Capco's revenues from oil and gas activities were $3.7 million in 2004 compared to $2.4 million in 2003. This increase is due principally to increases in quantities of oil and gas sold from properties that were acquired by the Company during the fourth calendar quarter of 2003. Revenues from the sale of oil and gas provided by the property acquisitions in Montana and the Texas Gulf Coast totaled $1.7 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production decreased from $32.54 in 2003 to $32.44 in 2004, resulting in a decrease in total revenue of $8,000. Revenues from operator fees and pipeline transmission tariffs increased from $1,000 in 2003 to $0.3 million in 2004.

Capco's cost of sales increased to $1.9 million in 2004 from $1.1 million in 2003, due principally to an increase in production volumes from 73,300 BOE in 2003 to 104,500 BOE in 2004. A total of 55,500 BOE was produced from the acquisitions in Montana and the Texas Gulf Coast. On a BOE basis, cost of sales attributable to the production of oil and gas increased from $15.21 in 2003 to $16.80 in 2004. The cost of price hedging programs on the Michigan and Montana properties, and remedial expenses incurred on the Texas Gulf Coast property were principally responsible for this increase.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.9 million in 2004 and $0.7 million in 2003. Non-recurring compensation costs of approximately $0.1 million associated with the employment of full-time and part-time personnel during the three month period ended September 30, 2004, was the principal component of this increase.

Depreciation, depletion and amortization was $0.5 million in both 2004 and in 2003. The cost depletion rate per BOE decreased from $6.51 in 2003 to $4.27 in 2004 as a result of changes in the depletable basis and proved reserves during the respective periods.

Interest expense increased to $0.3 million in 2004 from $0.1 million in 2003, due to the debt assumed in November 2003 with the acquisition of producing properties in the state of Montana and the private placements of convertible notes payable that closed in June and September 2004.

Losses from sales of marketable securities, including unrealized holding (losses) gains, decreased to a loss of $65,000 in 2004 from a gain of $53,000 in 2003, as the Company liquidated its marketable securities portfolio.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had a working capital deficit of $3.0 million. This negative working capital is due, in large part, to the current portion of long-term debt, $2.0 million, which includes an obligation in the amount of $1.3 million that was incurred in connection with the acquisition of a producing oil and gas property during the year 2003. This debt, plus an additional $1.9 million that is classified as non-current, is to be repaid from future cash flow from the acquired property and other property owned by the Company that is located in the state of Michigan. Assuming current cash flow, it is estimated that the debt will be paid in full during the year 2007, after which the net cash flow will be paid to the Company. In addition, current liabilities at September 30, 2004, include accrued expenses in the amount of $0.4 million for the acquisition cost of an oil and gas property. This amount was paid in October 2004 by the issuance of Common Stock to the sellers of the acquired property.

Management of the Company has implemented plans and initiated actions in an effort to reduce the working capital deficit. These actions include the following:

1. Effective November 1, 2003, the Company's interest in producing property located in Michigan was pledged as additional collateral in connection with an acquisition of producing property in Montana. The net cash flow from both the Michigan and Montana properties is being used to retire the debt that was incurred with the acquisition.

2. Effective November 30, 2003, the Company acquired a 65% working interest in producing properties located in the Texas Gulf Coast that are providing positive cash flow to the Company.

3. Gross profit from property operations increased from $1.3 million in 2003 to $1.8 million in 2004, due principally to property acquisitions closed by the Company during the calendar years 2002 and 2003.

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

7. In February 2004, the Company's Board of Directors authorized management to seek additional financing. A private placement of convertible notes payable closed in June 2004, providing the Company with net proceeds of $1.0 million. A second private placement of a convertible note payable closed in September 2004, providing the Company with net proceeds of $0.7 million. A portion of the proceeds from the additional financing is being used to fund property development activities in an effort to increase cash flow to the Company.

8. Effective September 30, 2004, the Company sold its interest in non-operated properties located in Alabama and Louisiana to a company owned by the Company's Chief Executive Officer. Sales proceeds in the amount of $0.4 million were received by the Company in October 2004 and were used for working capital.

In connection with some of the transactions described above, the Company is considering the availability of equity and/or debt financing opportunities, although no decisions have been reached in this regard at this time.

CONTINUING OPERATIONS

Net cash provided by operating activities totaled $1.3 million for the nine months ended September 30, 2004, compared to cash provided by operating activities of $0.4 million for the nine months ended September 30, 2003. In 2004, net income, adjusted for reconciling items, provided a cash inflow of $0.6 million. Changes in assets and liabilities in 2004 resulted in a cash inflow of $0.7 million. In 2003, net loss, adjusted for reconciling items, resulted in a cash inflow of $0.6 million. Changes in assets and liabilities resulted in a cash outflow of $0.2 million.

Net cash used in investing activities totaled $1.8 million for the nine months ended September 30, 2004, compared to cash provided by investing activities of $0.4 million for the nine months ended September 30, 2003. Proceeds from the sale of marketable securities in the amount of $0.1 million were the principal source of cash inflow in 2004. Expenditures for oil and gas property and other assets totaled $1.8 million, due principally to the Company's capital program to enhance and improve the infrastructure and gas delivery capability of its offshore platforms in the Texas Gulf Coast and conduct workover operations on wells in that area. Payments to reduce amounts owed to related parties, net of related advances, totaled $0.1 million in 2004. Net advances from related parties in the amount of $1.0 million, was the principal source of cash inflow in 2003. An equity contribution to a subsidiary in the amount of $0.4 million was the principal outflow of cash in 2003.

Net cash provided by financing activities totaled $0.7 million for the nine months ended September 30, 2004, and net cash used in financing activities totaled $0.8 million for the nine months ended September 30,2003. Proceeds from the private placement of convertible notes payable provided cash inflow in the amount of $1.7 million in 2004. Payments on long term debt in the amount of $1.0 million and $0.8 million in 2004 and 2003, respectively, resulted in cash outflows in both periods.

The Company has various loans which require principal payments of $2.0 million during the twelve month period ending September 30, 2005. Of this amount, approximately $1.3 million will be repaid from future cash flow from specific producing oil and gas properties. The remainder of the payments are anticipated to be made from cash flow available from the operations of other producing property, and from proceeds from the sale of assets and equity and/or debt fundings. To the extent such cash flow is insufficient to make the debt payments and provide adequate working capital for the business of the Company, the Company may be required to reduce or curtail certain operations or seek other sources of capital. The Company does not currently have any agreements or arrangements providing for such financing and it may not be available on terms acceptable to the Company.

The Company is the guarantor of approximately $5.6 million of indebtedness for which the obligors are former subsidiaries of the Company. Approximately $1.9 million of the indebtedness is being serviced by the respective debtor companies. The obligor for the remaining $3.7 million is in default to the lender. Discussions have been held with the lender, but no settlement has been reached at this time. The Company is currently not making payments with regard to any of these obligations. While management believes that there is sufficient underlying asset value in the respective companies to significantly mitigate any potential loss exposure to the Company over the amounts already recorded by the Company, there is no assurance that the Company may not be called upon to settle some portion of the indebtedness in the future.

The Company is obligated to pay operating lease costs of approximately $0.1 million during the twelve month period ending September 30, 2005, for land and facilities.

The Company is responsible for any contamination of land it owns or leases. However, there may be limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

DISCONTINUED OPERATIONS

The following discussion relates to only the nine month period ended September 30, 2003. The Company divested of the discontinued business interests effective September 30, 2003, and as a result, there is no reporting of discontinued operations during the year 2004.

Net cash provided by operating activities totaled $2.5 million. Net loss, adjusted for reconciling items, resulted in a cash outflow of $0.5 million. Changes in assets and liabilities resulted in a cash inflow of $3.0 million.

Net cash provided by investing activities totaled $0.8 million. Proceeds from the sale of an equity investment of $0.8 million and an equity contribution of $0.4 million were the principal sources of cash inflow. Advances to related parties in the amount of $0.5 million were the principal cash outflow.

Net cash used in financing activities totaled $3.3 million. Net payments on the revolving line of credit and long term debt resulted in cash outflows of $3.0 million and $0.6 million, respectively. A decrease in restricted cash provided a cash inflow of $0.4 million.

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



Item 3:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of September 30, 2004, the Company's management, with the participation of its chief executive officer and chief accounting officer, concluded that the Company's disclosure controls and procedures were adequate.

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

                                   CAPCO ENERGY, INC.


Dated: November 15, 2004       By: /s/ Ilyas Chaudhary
                                   ------------------------
                                   Ilyas Chaudhary, Chief Executive Officer