Form 10KSB
period 2004-12-31
CAPCO ENERGY INC
filed 2005-05-11
CIK 354767

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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

 Incorporation or Organization)

             5555 San Felipe, Suite 725, Houston, TX 77056

         ---------------------------------------------------------------

           (Address of Principal Executive Office, Including Zip Code)

      Registrant's telephone number including area code: (713) 622-5550

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

                          Yes   X      No

As of May 5, 2005, 113,280,769 shares of Common Stock were outstanding.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates on that date was approximately $23.9 million.

State Issuer's revenues for its most recent fiscal year: $5,254,824

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant’s proxy statement relating to Registrant’s 2005 Annual Meeting of Shareholders have been incorporated by reference into Part III hereof.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Capco Energy, Inc. ("Capco" or the "Company"), with its mailing address at 5555 San Felipe, Suite 725, Houston, TX 77056, was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company changed its name to Capco. Capco was organized for the purpose of engaging in oil and gas exploration, development and production activities.

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

In April 2001, the Company purchased Meteor Enterprises, Inc. ("Enterprises") from Meteor Industries, Inc. ("Industries") for $5.6 million and assumption of certain environmental liabilities and other indemnities. Effective December 31, 2000, Industries had contributed substantially all of its assets and all of its businesses to its wholly owned subsidiary, Enterprises. The significant wholly owned subsidiaries of Enterprises at the date of acquisition were: Meteor Marketing, Inc. (“Marketing”), Graves Oil & Butane Co., Inc. ("Graves"), Tri-Valley Gas Co. and Innovative Solutions and Technologies, Inc. Enterprises also owned 73% of Meteor Holdings LLC and 61% of Rocky Mountain Propane LLC ("Propane").

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

In January 2003, Marketing closed on the sale of its preferred membership interests  in Propane.  Total consideration of $1.1 million consisted of (1) a cash payment in  the amount of $0.8 million, (2) an 8% promissory note in the amount of $0.2 million due January 2006, and (3) a cash retention in the of $0.1 million to be paid upon the delivery of asset title transfer documents relating to Marketing’s sale of Propane in April 2002.

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

In October  2003, the Company participated in the acquisition of producing properties and related gas processing and transmission facilities located in the state of Montana.  The  Company  acquired an  approximate  4.3%  interest in the acquired  properties.  Funding for the  acquisition  consisted  of a loan in the amount of $4.5 million provided by the operator of the acquired property, a cash payment in the amount  of  $250,000  and a credit in the  amount  of  $500,000 extended to the Company's Chief Executive  Officer for his  participation in the acquisition process. The  Company  acquired  the credit by issuing 8.7 million shares of Common Stock to the Chief Executive Officer.  In addition,  the seller deferred  receipt of a portion of the sales  amount  which is to be repaid  from future cash flow from the acquired  properties.  The  Company's  portion of this obligation  is  $229,000.  The  Company  sold a portion  of the  total  acquired property  interest  to other  owners, realizing proceeds  in the  amount of $1.4  million that were credited  against the Company's basis in the acquired property.  The Company's cost of the acquisition was approximately $4.1 million.  The loan from the operator is collateralized by the Company's interest in the acquired property and by the Company's interest in producing oil and gas property located in the state of Michigan.  The Michigan and Montana properties were sold in December 2004 as described below.

In October 2003, the Company acquired from a third party a 3% working interest in the Caplen Field in Galveston County, Texas at a recorded cost of $207,000.

In November  2003,  the Company  closed on the  acquisition of properties in the Brazos  Field,  offshore in  Matagorda  County,  Texas.  The Company  owns a 65% working  interest in the property and is the operator of the acquired  property. The acquired  properties  consist of 22 wells,  two of which are  currently in production. The Company's recorded cost of the acquisition, including a funding obligation to the seller of the property in the amount of $1.1 million,  and net of fees earned from joint  interest  partners,  was $1.2 million.  In connection with the acquisition  the Company and its joint interest  partners were required to  provide a surety  bond in the  amount of $1.3  million  to the seller of the property.  The surety company required a cash deposit in the amount of $700,000, of which the Company's portion was $278,000.  A portion of monthly net cash flow from the acquired  property  will be used to fund the deposit  account until the bond limit of $1.3  million is fully  funded.  Effective February 2005, this requirement was amended to provide for a series of twenty-four (24) monthly payments of $24,000 ($12,000 net to Capco’s interest) to fully fund the deposit account. The surety  company  was given a security interest in the Company's working interests in the Brazos Field and the Caplen Field as collateral for this  obligation.  The Company's  Chief Executive Officer  also  provided  his  personal  guarantee  to  the surety  company.  An additional  portion of the monthly net cash flow from the property  will be used to fund another deposit account to the seller. When this account balance reaches $1.7 million the $1.3 million bond will be released.  The Company's portion of this obligation, $1.1 million, is included in the Company's recorded cost of the acquisition.

Effective December 31, 2003, the Company sold its equity ownerships in Resource and Limited to the Company's Chief Executive Officer for the assumption of certain liabilities.

In February 2004, the Company closed on an acquisition of a production platform with nine additional wells in the Brazos Field, offshore in Matagorda County, Texas.  The Company owns a 90% working interest in the wells and will be operator of the property.  In conjunction with the acquisition, Capco plans to acquire leases for the mineral interests at an estimated cost of $144,000.  Such expenditure is necessary before the Company can initiate production from any of the acquired wells.  Under the terms of the agreement, the seller agreed to contribute as much as $1.0 million to apply toward payment of abandonment costs when, and if, such costs are incurred by the Company. As of December 31, 2004, the Company had not finalized its work program for this property, and had not expended any funds for lease acquisition.

In February 2004, the Company entered into an agreement to drill and complete a coal bed methane well in Stephens County, Texas.  The well was drilled to a depth of 1,100 feet at a cost of $0.1 million, and following a period of “dewatering” and evaluation, was determined to be non-productive.  By drilling the well Capco earned the right to negotiate the purchase of a leasehold interest in approximately 4,000 acres, along with wells previously drilled on the property.

Effective July 1, 2004, the Company exercised its option to acquire a 92.8% working interest in the property located in Stephens County, Texas.  In addition to the acreage, the acquisition included one producing gas well drilled by the former owners, the coal bed methane well drilled by the Company during the year and seismic and geological studies.  The Company issued 3.6 million shares of Common Stock as consideration for the acquisition cost of $0.4 million.  The number of shares issued was negotiated between the parties based on analysis of the value of the underlying assets.  The per share price of $0.16 approximated the market price of the Company’s Common Stock at that time.  Approximately 70% of the acquired working interest in the property was acquired as a result of Capco’s exchange of shares for 100% equity ownership of Packard Gas Company with individuals, or entities controlled by individuals, who have either a direct, or beneficial, relationship to the Company, including the President of the Company.  The negotiated acquisition price was determined in amounts prorata to all members of the selling group.  Subsequent to the exercise of its option, the Company drilled and completed a gas well on the property at a cost of $0.2 million. Following a period of evaluation of the two producing gas wells the decision was made to discontinue further drilling activities on the property, and as a result, the Company only earned acreage attributable to each well location actually drilled on the property.

In July 2004, the Company participated with a 15% working interest in the acquisition of leases covering approximately 7,000 gross acres in a drilling prospect located in Fayette County, Alabama.  Two wells were drilled on the property and both were determined to be incapable of commercial production.  The Company plans to further evaluate the undeveloped acreage to determine if additional drilling is warranted. Capco incurred expenditures for lease acquisition and drilling costs in the total amount of $0.2 million for its 15% participation.

In September 2004, the Company acquired, from a Director of the Company, an 80% equity interest in Bison Energy Company (“Bison”), an entity organized for the purpose of owning, and operating, oil and gas properties in the state of Wyoming. The 20% minority interest is held by the Director. In conjunction with the equity investment, the Director exercised options at a price of $0.0625 per share to acquire 800,000 shares of the Company’s Common Stock. The option proceeds of $50,000 were advanced to Bison to provide funding for the acquisition cost of an oil property in the amount of $30,000; the balance was retained by Bison for working capital.  The property consists of 720 gross acres and includes nine wells, four of which are currently in production.  Rework operations are in progress in an effort to restore the remaining wells to production.

Effective September 30, 2004, the Company sold its interests in non-operated producing properties located in Alabama and Louisiana to a company owned by the Company’s Chief Executive Officer.  Sales proceeds in the amount of $0.4 million were received by the Company in October 2004 and were used for working capital.  The sales proceeds were credited against the Company’s basis in oil and gas properties.  No gain or loss was recognized from the sale as the disposition represented only 3% of the Company’s proved reserves at the time of sale.  If it is determined through due diligence by the Company that the properties could have been sold for an amount greater than $0.4 million, then the related party has the obligation to pay such excess to the Company, or the Company, at its option, may repurchase the properties at the original sales price.

In October 2004, the Company acquired a 45% working interest in two properties located in Creek County, Oklahoma.  The properties consisted of approximately 100 oil wells, the majority of which were not in production at the time of acquisition by the Company.  Under the terms of the purchase agreement the Company is obligated to expend a total of $0.6 million over a specified period of time in an effort to bring injection and production wells back in to service to earn the entire 45% interest. As of December 31, 2004, the Company had incurred $48,000 of such costs.

In December 2004, the Company sold a parcel of undeveloped land consisting of approximately 160 acres located in the province of Alberta, Canada.  The Company had owned the land since 1999 with a recorded cost basis of $0.2 million.  Consideration for the sale consisted of a cash payment of $0.1 million received in December 2004, assumption by the buyer of related indebtedness in the amount of $0.4 million and the issuance of a note receivable in the amount of $0.3 million.  The Company realized a gain in the amount of $0.6 million from the sale.  The note receivable was paid in full by the buyer in March 2005.

In December 2004, the Company acquired a 100% working interest in an oil property consisting of approximately 80 wells located in Osage County, Oklahoma.  The acquisition cost of $0.2 million is to be settled by the issuance of 1.0 million shares of the Company’s Common Stock.  The per share price of $0.20 approximated the market price of Capco’s Common Stock at the time the agreement was negotiated with the seller.  The Common Stock was issued to the seller in March 2005.  The seller of the property retained a net profits interest in the amount of $0.3 million that is to be paid from one-third of the net production from the property until paid in full. The net profit distributions will be included with the acquisition cost of the property as they are paid by Capco.  In addition, the purchase agreement stipulates that Capco expend a minimum of $0.1 million of property development costs within one year from the date of acquisition.

Effective December 31, 2004, the Company sold its interests in non-operated producing properties located in Michigan and Montana and other assets to the Company’s Chief Executive Officer for the amount of $4.7 million.  The Company received a fairness opinion for the sale in January 2005.  The sales amount was settled by the payment of a cash deposit in the amount of $0.7 million, assumption of debt against the properties in the amount $3.3 million and the issuance of a note payable to the Company in the amount of $0.7 million.  The note was paid in full in March 2005.  The disposition resulted in a significant change to the depletion rate in the  Company’s full cost pool cost center, which required that gain or loss recognition be given to the sale.  The Company recorded a gain in the amount of $0.4 million from the sale.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

Capco is an independent energy company engaged primarily in the acquisition, exploration, development, production for and sale of oil, gas and natural gas liquids.

OIL AND GAS PRODUCTION

Property Acquisitions and Sales

In October  2003, the Company participated in the acquisition of producing properties and related gas processing and transmission facilities located in the state of Montana.  The  Company  acquired an approximate 4.3% interest in the acquired  properties.  Funding for the acquisition  consisted  of a loan in the amount of $4.5 million provided by the operator of the acquired property, a cash payment  in the  amount of  $250,000 and a credit in the  amount  of  $500,000 extended to the Company's Chief Executive  Officer for his participation in the acquisition process.  The  Company acquired  the credit by issuing 8.7 million shares of Common Stock to the Chief Executive Officer.  In addition,  the seller deferred  receipt of a portion of the sales  amount  which is to be repaid  from future cash flow from the acquired  properties.  The  Company's portion of this obligation  is  $229,000.  The  Company  sold a portion of the  total acquired property  interest  to other  owners, realizing proceeds  in the  amount of $1.4  million that were credited  against the Company's basis in the acquired property. The Company's cost of the acquisition was approximately $4.1 million.  The loan from the operator is collateralized by the Company's interest in the acquired property and by the Company's interest in producing oil and gas property located in the state of Michigan.  The Montana and Michigan properties were sold in December 2004 as described below.

In October 2003, the Company acquired from a third party a 3% working interest in the Caplen Field in Galveston County, Texas at a recorded cost of $207,000.

In November  2003, the Company  closed on the acquisition of properties in the Brazos  Field,  offshore in  Matagorda  County,  Texas.  The Company  owns a 65% working  interest in the property and is the operator of the acquired  property. The  acquired  properties  consist of 22 wells,  two of which are  currently  in production. The Company's recorded cost of the acquisition, including a funding obligation to the seller of the property in the amount of $1.1 million, and net of fees earned from joint interest  partners, was $1.2 million.  In connection with the acquisition  the Company and its joint interest  partners were required to  provide a surety  bond in the  amount of $1.3  million to the seller of the property.  The surety company required a cash deposit in the amount of $700,000, of which the Company's portion was $278,000.  A portion of monthly net cash flow from the acquired  property  will be used to fund the deposit account until the bond limit of $1.3  million is fully funded.  Effective February 2005, this  requirement was amended to provide for a series of twenty-four (24) monthly payments of $24,000 ($12,000 net to Capco’s interest) to fully fund the deposit account. The surety  company  was given a security interest in the Company's working interests in the Brazos Field and the Caplen Field as collateral for this  obligation.  The Company's  Chief Executive Officer also provided his personal guarantee to the surety  company.  An additional  portion of the monthly net cash flow from the property  will be used to fund another deposit account to the seller. When this account balance reaches $1.7 million the $1.3 million bond will be released.  The Company's  portion of this obligation, $1.1 million, is included in the Company's recorded cost of the acquisition.

In February 2004, the Company closed on an acquisition of a production platform with nine additional wells in the Brazos Field, offshore in Matagorda County, Texas.  The Company owns a 90% working interest in the wells and will be operator of the property.  In conjunction with the acquisition, Capco plans to acquire leases for the mineral interests at an estimated cost of $144,000.  Such expenditure is necessary before the Company can initiate production from any of the acquired wells.  Under the terms of the agreement, the seller agreed to contribute as much as $1.0 million to apply toward payment of abandonment costs when, and if, such costs are incurred by the Company.

In February 2004, the Company entered into an agreement to drill and complete a coal bed methane well in Stephens County, Texas.  The well was drilled to a depth of 1,100 feet at a cost of $0.1 million, and following a period of “dewatering” and evaluation, was determined to be non-productive.  By drilling the well Capco earned the right to negotiate the purchase of a leasehold interest in approximately 4,000 acres, along with wells previously drilled on the property.

Effective July 1, 2004, the Company exercised its option to acquire a 92.8% working interest in the property located in Stephens County, Texas.  In addition to the acreage, the acquisition included one producing gas well drilled by the former owners, the coal bed methane well drilled by the Company during the year and seismic and geological studies.  The Company issued 3.6 million shares of Common Stock as consideration for the acquisition cost of $0.4 million.  The number of shares issued was negotiated between the parties based on an analysis of the value of the underlying assets.  The per share price of $0.16 approximated the market price of the Company’s Common Stock at that time.  Approximately 70% of the acquired working interest in the property was acquired as a result of Capco’s exchange of shares for 100% equity ownership of Packard Gas Company with individuals, or entities controlled by individuals, who have either a direct, or beneficial, relationship to the Company, including the President of the Company.  The negotiated acquisition price was determined in amounts prorata to all members of the selling group.  Subsequent to the exercise of its option, the Company drilled and completed a gas well on the property at a cost of $0.2 million. Following a period of evaluation of the two producing gas wells the decision was made to discontinue further drilling activities on the property, and as a result, the Company only earned acreage attributable to each well location actually drilled on the property.

In July 2004, the Company participated with a 15% working interest in the acquisition of leases covering approximately 7,000 gross acres in a drilling prospect located in Fayette County, Alabama.  Two wells were drilled on the property and both were determined to be incapable of commercial production.  The Company plans to further evaluate the undeveloped acreage to determine if additional drilling is warranted.  Capco incurred expenditures for lease acquisition and drilling costs in the total amount of $0.2 million for its 15% participation.

In September 2004, the Company’s 80%-owned subsidiary, Bison Energy Company, acquired a 33.33% working interest in an oil property located in Natrona County, Wyoming.  The property consists of 720 gross acres and includes nine wells, four of which are currently in production.  Rework operations are in progress in an effort to restore the remaining wells to production.

Effective September 30, 2004, the Company sold its interests in non-operated producing properties located in Alabama and Louisiana to a company owned by the Company’s Chief Executive Officer.  Sales proceeds in the amount of $0.4 million were received by the Company in October 2004 and were used for working capital.  The sales proceeds were credited against the Company’s basis in oil and gas properties.  No gain or loss was recognized from the sale as the disposition represented only 3% of the Company’s proved reserves at the time of sale.  If it is determined through due diligence by the Company that the properties could have been sold for an amount greater than $0.4 million, then the related party has the obligation to pay such excess to the Company, or the Company, at its option, may repurchase the properties at the original sales price.

In October 2004, the Company acquired a 45% working interest in two properties located in Creek County, Oklahoma.  The properties consisted of approximately 100 oil wells, the majority of which were not in production at the time of acquisition by the Company.  Under the terms of the purchase agreement the Company is obligated to expend a total of $0.6 million over a specified period of time in an effort to bring injection and production wells back in to service to earn the entire 45% interest. As of December 31, 2004, the Company had incurred $48,000 of such costs.

In December 2004, the Company sold a parcel of undeveloped land consisting of approximately 160 acres located in the province of Alberta, Canada.  The Company had owned the land since 1999 with a recorded cost basis of $0.2 million.  Consideration for the sale consisted of a cash payment of $0.1 million received in December 2004, assumption by the buyer of related indebtedness in the amount of $0.4 million and the issuance of a note receivable in the amount of $0.3 million.  The Company realized a gain in the amount of $0.6 million from the sale.  The note receivable was paid in full by the buyer in March 2005.

In December 2004, the Company acquired a 100% working interest in an oil property consisting of approximately 80 wells located in Osage County, Oklahoma.  The acquisition cost of $0.2 million is to be settled by the issuance of 1.0 million shares of the Company’s Common Stock.  The per share price of $0.20 approximated the market price of Capco’s Common Stock at the time the agreement was negotiated with the seller.  The Common Stock was issued in March 2005.  The seller of the property retained a net profits interest in the amount of $0.3 million that is to be paid from one-third of the net production from the property until paid in full.  The net profit distributions will be included with the acquisition cost of the property as they are paid by Capco.  In addition, the purchase agreement stipulates that Capco expend a minimum of $0.1 million of property development costs within one year from the date of acquisition.

Effective December 31, 2004, the Company sold its interests in non-operated producing properties located in Michigan and Montana and other assets to the Company’s Chief Executive Officer for the amount of $4.7 million.  The Company received a fairness opinion for the sale in January 2005.  The sales amount was settled by the payment of a cash deposit in the amount of $0.7 million, assumption of debt against the properties in the amount $3.3 million and the issuance of a note payable to the Company in the amount of $0.7 million.  The note was paid in full in March 2005.  The disposition resulted in a significant change to the depletion rate in the  Company’s full cost pool cost center, which required that gain or loss recognition be given to the sale.  The Company recorded a gain in the amount of $0.4 million from the sale.

Equipment, Products and Raw Materials

Capco owns no drilling rigs, but it does own two pulling units which may be used for workover activities on Company-operated wells.  In addition, Capco owns one crew vessel which is used to transport personnel and material to its properties located in the Texas Gulf Coast, and one lift boat which is used in connection with remediation activities at its production facilities in the Texas Gulf Coast.

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

Capco acquires oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information on specific properties of Capco see Item 2. Capco currently is not experiencing any difficulty in acquiring necessary supplies or services as long as Capco can pay for the services and supplies nor is it experiencing any difficulty selling its products.

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

Insurance

The Company has a commercial general liability policy, as well as other policies covering damage to its properties. These policies cover Company facilities in all states of operation. The exploration for, and production of, oil and gas can be hazardous, including unforeseen events such as blowouts, cratering of surface locations, fires and loss of well control.  Events such as these can result in damage to wells and production facilities, injury to persons, loss of life and damage to the environment.  While management believes the Company's insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size, its coverage does not protect the Company against all operational risks or for most third party liabilities relating to damage of the environment. Such environmental related coverage to third parties, is generally unavailable or available only at a prohibitive cost.

Employees

The Company employs approximately 27 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.

ITEM 2.   DESCRIPTION OF PROPERTIES.

OIL AND GAS PROPERTIES. Capco’s principal oil and gas properties during the year ended December 31, 2004, were located in the Texas Gulf Coast and the states of Michigan and Montana.  In total, the properties located in these areas accounted for more than 93% of the Company’s total annual revenue.  Producing properties located in Alabama, Louisiana, Oklahoma, Texas and Wyoming provided less than 7% of Capco’s annual revenue for year 2004.

Michigan  Capco owned working interests ranging from 2.8% to 22.5% in thirteen (13) oil and gas wells located primarily in Manistee and Oceana Counties, Michigan.  Capco acquired the property interests in June 2002 at a cost of approximately $1.3 million. The Company derived gross revenue of $1.7 million and $2.2 million from the property during the years ended December 31, 2004 and 2003, respectively.  Substantially all of the net operating cash flow from the property was utilized to reduce debt incurred with the original acquisition in 2002, and a subsequent refinancing in year 2003 in connection with the acquisition of a producing property located in the state of Montana.  Effective December 31, 2004, the property was sold to Capco’s Chief Executive Officer for the assumption of debt and cash (see Montana property).

Montana  Capco owned working interests ranging from less than 1% to 4.3% in approximately 1,100 oil and gas wells located in several counties in northern Montana.  The properties were acquired by the Company in October 2003 at a cost of approximately $4.1 million.  Capco derived gross revenue of $1.3 million and $0.2 million from the property during the years ended December 31, 2004 and 2003, respectively.  All of the net operating cash flow from the property was utilized to reduce debt incurred with the acquisition of the property.  As of December 31, 2004, there remained approximately three years of debt amortization, based on current levels of net cash flow from the Michigan and Montana properties.  Effective December 31, 2004, the two properties were sold to the Company’s Chief Executive Officer for the assumption of $3.3 million of indebtedness against the properties and $1.2 million cash.  Capco intends to use the cash proceeds to fund its drilling obligations in the first quarter of year 2005.

Texas Gulf Coast  Capco owns working interests ranging from 65% to 100% in thirty-six (36) wells located in offshore Matagorda County in the Texas Gulf Coast. The initial acquisition in this area was made in November 2003 at a cost of $1.2 million.  Subsequent acquisitions in the area were made during the year 2004.  Operations during the year 2004 included restoration of wells to production and expenditures to improve the production infrastructure and gas transmission capability to accommodate expected increases in production quantities as wells were returned to service.  Capco derived gross revenue of $1.9 million and $0.1 million from the properties during the years ended December 31, 2004 and 2003, respectively.  Activities planned for year 2005 include the restoration of additional wells to production, including one major recompletion attempt on an existing inactive wellbore.  In addition, the Company plans to dispose of as many as thirteen (13) inactive well locations during the year 2005 either by designating wells for plugging and abandonment or by selling locations to other oil and gas operators.  The Company anticipates that such actions will reduce the Company’s bonding requirements.  The previous owner of a property acquired by Capco during the year 2004 is expected to contribute as much as $1.0 million to certain abandonment costs to the extent such costs are incurred by the Company.

Other  Effective September 30, 2004, the Company sold its working interest ownership in non-operated properties located in the states of Alabama and Louisiana to a company owned by Capco’s Chief Executive Officer. Sales proceeds in the amount $0.4 million were used for working capital.  The properties provided net cash flow of $0.1 million during the nine-month period that Capco owned the interests in 2004.

During the year 2004, Capco acquired working interests in additional oil and gas properties located in Creek and Osage Counties, Oklahoma, Stephens County, Texas and Natrona County, Wyoming at a combined acquisition cost of $0.7 million, plus development cost and net profits obligations. These properties, plus a property located in Galveston County, Texas that was previously acquired by Capco, accounted for total revenue of $0.1 million in 2004.  For the year 2005, Capco plans to continue development activities on the properties located in Oklahoma to return inactive wells to service, and has also initiated workover operations on two wells in the Galveston County property in an attempt to increase production from the property. The Company will assess other shut-in wells on this property throughout the year 2005 in an effort to identify additional re-work locations.

During the year 2004, the Company participated in the leasing of more than 7,000 gross acres and the drilling of two exploratory wells on a prospect in Fayette County, Alabama.  Although both wells were determined to be non-productive, Capco does not consider the entire acreage block condemned at this time. The Company plans further evaluation of the remaining acreage under lease during the year 2005 to determine if additional drilling is warranted.

OIL AND GAS ACREAGE.  Capco holds  interests in oil and gas leaseholds as of December 31, 2004, as follows:

                       Developed             Undeveloped          Expiration

                       Properties            Properties            Date (1)

                     -------------         ---------------         ----------

                    Gross      Net        Gross        Net

 State              Acres     Acres       Acres       Acres

 -----              -----     -----       -----       -----

Alabama                --        --       6,409         961      Nov ’06-Mar ‘07

Mississippi           200        25          --          --

Oklahoma            4,140     2,655          --          --

Texas              14,958     9,671          --          --

Wyoming               720       240          --          --

     Total         20,018    12,591       6,409         961

Net acres represent the gross acres in a lease or leases multiplied by Capco's working interest in such lease or leases.

(1) Expiration date(s) of leases for undeveloped properties. Leasehold interests for developed properties are held by production.

PROVED DEVELOPED AND PROVED UNDEVELOPED RESERVES. The following table sets forth the proved developed and proved undeveloped oil or gas reserves accumulated by Capco, for the years ended December 31, 2004, 2003 and 2002. All of such reserves are located in the United States of America. For the two-year period ended December 31, 2003, the Company also owned producing oil and gas property located in the province of Alberta, Canada, but the operations were minimal and estimates of proved reserves were not prepared at each year-end. In 2003, the Company sold the Canadian interests.  As reported in the Company's Form 10-QSB/A for the quarterly period ended March 31, 2003 (filed on August 21, 2003), a review by the Securities and Exchange Commission of the Company's engineered proved reserves as previously reported resulted in the exclusion of certain proved undeveloped reserves. The excluded reserves consisted of the following at December 31, 2002: 10,005 mmcf of gas and 297,000 barrels of oil.  The following information has been revised to include these changes.

                         2004                 2003                 2002

                   -----------------   -----------------    -----------------

                     Oil      Gas        Oil      Gas         Oil       Gas

                    (Bbls)   (MCF)      (Bbls)   (MCF)       (Bbls)    (MCF)

Proved Developed

 Reserves         307,818  1,458,287   351,194 15,507,081   326,873  2,535,627

Proved Undeveloped

 Reserves          78,862  1,657,984   210,021  2,107,182   210,919    326,116

                  ------- ----------   -------  ---------   -------  ---------

Proved

 Reserves         386,680  3,116,271   561,215 17,614,263   537,792  2,861,743

                  ======= ==========   =======  =========   =======  =========

Capco’s proved reserves at December 31, 2004, decreased significantly from the reported quantities at December 31, 2003, due principally to revisions of previous estimates and sales of properties.  The independent engineers’ estimated proved reserves attributable to Capco’s interests in the Caplen and Brazos properties, exclusive of production during the year 2004, decreased 202,300 barrels of oil and 7,592,000 mcf of gas.  The changes reflect the engineers’ subjective evaluation of the properties based on a number of factors including data that was available when the evaluation was prepared, actual production during the current year and price changes.  Properties sold by Capco during the year 2004 resulted in additional decreases of 190,400 barrels of oil and 6,262,000 mcf of gas.  Properties acquired during the year 2004 resulted in an increase to proved reserves of 240,200 barrels of oil and 83,000 mcf of gas, while year 2004 production resulted in a decrease of proved reserves of 22,100 barrels of oil and 727,000 mcf of gas.

Proved reserves are estimates of oil and gas to be produced in the future.  There are numerous uncertainties inherent in the process of preparing such estimates, including future rates of production, timing and cost of development expenditures and the actual results realized as a result of such expenditures.  The estimates presented in this Report are based on several assumptions including constant oil and gas prices, operating expenses and capital expenditures.  Actual future production, cash flow and ultimate recoverable quantities of oil and gas may vary significantly from the estimated quantities, as variances from the assumptions could result in significant differences in quantities and value.

No major discovery or other favorable or adverse event has occurred since December 31, 2004, which is believed to have caused a material change in the proved reserves of Capco.

RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the years ended December 31, 2004, 2003 and 2002:

                                      2004           2003             2002

                                    --------       --------         --------

      Oil (Bbls):

        United States                22,087         38,613            31,372

        Canada                           --             --                --

      Gas (Mcf):

        United States               727,336        408,747           152,669

        Canada                           --          7,584             3,157

The following table sets forth the average sales price and production cost per units of production for the years ended December 31, 2004, 2003 and 2002:

                                      2004           2003            2002

                                    --------       --------         --------

     Average Sales Price:

         United States:

            Bbl                      $37.13          $21.69           $22.93

            Mcf                      $ 5.54          $ 4.92           $ 3.99

         Canada-Mcf                      --          $ 1.78           $ 1.58

     Average Production (Lifting)

      Costs: Per Equivalent

      Barrel of Oil:

          United States              $17.87          $14.25           $12.76

          Canada                         --          $ 7.01           $15.66

During the periods covered by the foregoing tables, Capco was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Capco acted as a producer.

PRODUCTIVE WELLS (1). The following table sets forth Capco's total gross and net productive oil and gas wells as of December 31, 2004:

                            OIL                           GAS

                   ---------------------        ------------------------

 State             Gross(2)       Net(3)        Gross(2)          Net(3)

 -----             --------       ------        --------          ------

Oklahoma              91          60.7              --               --

Texas                  4           2.4              27             19.0

Wyoming                9           3.0              --               --

                     ---          ----           -----             ----

     Total           104          66.1              27             19.0

                     ---          ----           -----             ----

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

UNDEVELOPED PROPERTIES. During the year ended December 31, 2004, Capco acquired a 15% working interest in approximately 7,049 gross (1,057 net) acres of undeveloped property in Fayette County, Alabama.  Two dry holes were drilled on the property, resulting in the condemnation of 640 gross acres.  The remaining acreage (6,409 gross) is under evaluation by the Company to determine if additional drilling is warranted.  Leases on the property expire at various times during the period November 2006 to March 2007.

During the year ended December 31, 2003, the Company acquired working interests in undeveloped leases comprising approximately 855 gross acres (670 net acres) in Kern County, California. Following a period of evaluation, which included monitoring drilling activity by other operators in the area, the decision was made to abandon the prospect in the year 2004.

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

DRILLING ACTIVITY. The following table sets forth certain information for the year ended December 31, 2004, pertaining to Capco’s participation in the drilling of exploratory and development wells:

                                 Gross(1)               Net(2)

                                 -------                -----

     Exploratory

        Oil                         --                    --

        Gas                          1                   0.9

        Dry(3)                       3                   1.2

     Development

        Oil                         --                    --

        Gas                         --                    --

        Dry(3)                      --                    --

     Total

        Oil                         --                    --

        Gas                          1                   0.9

        Dry(3)                       3                   1.2

(1) A gross well is a well in which a working interest is owned. The number of wells is the total number of wells in which a working interest is owned.

(2) A net well is deemed to exist when the sum of fractional ownership working interests owned in gross wells equals one. The number of net wells is the sum of the fractional ownership working interests owned in gross wells expressed in whole numbers and fractions thereof.

(3) A dry hole is an exploratory or development well that is not a producing well.

All of Capco’s drilling activities were conducted in the United States of America.

Capco did not conduct any drilling activities during the years ended December 31, 2003 and 2002.

DELIVERY COMMITMENTS. Capco is not obligated to provide a fixed and determinable quantity of oil and gas in the future pursuant to existing contracts or agreements.

OFFICE FACILITIES. Capco leases space for its executive offices at 5555 San Felipe, Suite 725, Houston, TX, and leases additional office space at locations in Tustin, CA and Tulsa, OK.  Total leased space is approximately 5,500 square feet at the rate of $7,300 per month.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. A company engaged by Capco to provide well service in connection with workover operations on some of the Company’s offshore wells has filed a claim for unpaid invoices in the amount of approximately $0.2 million.  Capco has recorded less than $50,000 of such costs in its accounts, and has claims against the service company for damages and costs to its wells in an estimated amount in excess of $1.0 million.  The Company expects to show that its damages far exceed the claim amount asserted by the service company.

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

       Quarter Ended              Bid High        Bid Low

       -------------              --------        -------

     March 31, 2003                $ 0.12          $ 0.06

     June 30, 2003                 $ 0.09          $ 0.04

     September 30, 2003            $ 0.16          $ 0.06

     December 31, 2003             $ 0.20          $ 0.07

     March 31, 2004                $ 0.37          $ 0.11

     June 30, 2004                 $ 0.26          $ 0.14

     September 30, 2004            $ 0.21          $ 0.14

     December 31, 2004             $ 0.23          $ 0.12

The number of record holders of Common Stock of Capco as of March 15, 2005, was approximately 677. Additional holders of Capco's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. No Common Stock dividends have been declared to date by Capco, nor does Capco anticipate declaring and paying Common Stock cash dividends in the foreseeable future.

The following table presents information regarding the Company's equity compensation plans at December 31, 2004:

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

                       exercise of      exercise price         under equity

                       outstanding      of outstanding        compensation

 Plan category          options            options                plans

 -------------       --------------    ----------------   -------------------

Equity compensation

plans approved by

security holders        4,585,000           $0.12              5,390,577

Equity compensation

plans not approved

by security holders    12,000,000           $0.15                     --

                       ----------                              ---------

Total                  16,585,000           $0.14              5,390,577

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

Significant factors that could prevent Capco from achieving its stated goals include: declines in the market prices for oil and gas, adverse changes in the regulatory environment affecting Capco, the inability to dispose of real property at prices sufficient enough to liquidate associated indebtedness, the inherent risks involved in the evaluation of properties targeted for acquisition, the Company’s dependence on key personnel, the availability of capital resources at terms acceptable to the Company, the uncertainty of estimates of proved reserves and future net cash flows, the risk and related cost of replacing produced reserves, the high risk in exploratory drilling and competition. Capco or persons acting on its or their behalf should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. Capco undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion is based on the continuing operations of the Company. Discontinued operations have been separately presented in the financial statements.

At December 31, 2004, the Company had a working capital deficit of $0.1 million.  However, current liabilities included certain accrued expenses in the amount of $0.3 million and a promissory note in the amount of $0.4 million that will not require the use of working capital to satisfy the obligations.  Those accrued expenses include a $0.2 million obligation incurred in connection with the acquisition of an oil property in Oklahoma, and other liabilities in the amount of $0.1 million that will be settled during the year 2005 by the issuance of 1.0 million shares of Common Stock. The Company anticipates that the promissory note in the amount of $0.4 million will be assumed by a third party in connection with the acquisition of a producing oil and gas property that is expected to close in May 2005.

Continuing Operations

Net cash provided by operating activities totaled $3.1 million for the year ended December 31, 2004, compared to cash provided by operating activities of $8,000 for the year ended December 31, 2003. In 2004, net income, adjusted for reconciling items, provided a cash source of $1.7 million. Changes in assets and liabilities in 2003 resulted in a cash source of $1.4 million. In 2003, net loss, adjusted for reconciling items, resulted in a cash source of $0.7 million. Changes in assets and liabilities resulted in a cash outflow of $0.7 million.

Net cash used in investing activities totaled $4.7 million for the year ended December 31, 2004, and net cash provided by investing activities totaled $1.1 million for the year ended December 30, 2003. A deposit in the amount of $0.4 million on a property acquisition, capital expenditures for oil and gas property in the amount of $4.0 million, purchases of other property and equipment in the amount of $0.7 million and the issuance of notes receivable in the amount of $1.0 million were the principal cash outflows in 2004.  Proceeds in the amount of $1.7 million from the sale of oil and gas properties were the principal source of cash inflow in 2004.  Net advances of $0.8 million received from related parties and proceeds of $0.8 million received from joint interest owners for their participation in property acquisitions were the principal sources of cash inflow in 2003. An equity contribution of $0.4 million to a subsidiary was the principal cash outflow in 2003.

Net cash provided by financing activities totaled $3.4 million for the year ended December 31, 2004, and net cash used in financing activities totaled $1.1 million for the year ended December 31, 2003.  Proceeds from borrowings and an increase in long-term liabilities provided cash inflows of $3.4 million and $1.4 million, respectively, in 2004.  Payments on long-term debt resulted in a cash outflow of $1.4 million in 2004.  Payments on long-term debt in 2003 totaled $1.1 million.

The Company’s total long-term debt decreased from a balance of $4.8 million at December 31, 2003, to a balance of $2.7 million at December 31, 2004.  Proceeds in the amount of $1.6 million were received from the issuance of convertible promissory notes, convertible into the Company’s Common Stock.  An additional $1.0 million was borrowed in December 2004, to be repaid over a period of twenty months.  In addition to the $1.5 million of debt reduction by cash payments, an additional $3.2 million of long-term debt was assumed by the buyers of land and oil and gas properties.

The Company has various loans which require principal payments of $1.4 million in 2005. Of this amount, it is anticipated that $0.4 million will be assumed by a third party in connection with the acquisition of a producing oil and gas property that is expected to close in May 2005.  The remainder of the payments are anticipated to be made from cash flow available from the operations of other producing property, and from proceeds from the sale of assets and equity and/or debt fundings.

To the extent such cash flow is insufficient to make the debt payments and provide adequate working capital for the business of the Company, the Company may be required to reduce or curtail certain operations or seek other sources of capital.  Capco has historically secured financing for its acquisition and development activities on a project-financing basis.  Such financing has included the sale of portions of target acquisitions or drilling ventures to third parties,   participation with co-venturers on financing arranged by the other party, private borrowings from individuals and private placements of the Company’s Common Stock.  Other than financing arrangements already consummated in the first quarter of 2005, the Company does not have any agreements or arrangements providing for such financing  and it may not be available on terms acceptable to the Company.

In addition to debt service requirements, Capco has several other obligations that affect the Company’s available cash flow.  The Company is obligated to pay operating lease costs of  approximately  $0.1 million in 2005 for land and facilities and has an obligation to a surety company to make monthly cash collateral deposits of $12,000 over a period of twenty-four months, beginning February 2005. Acquisitions of producing oil and gas properties that closed during the year ended December 31, 2004, include obligations to make development expenditures of $0.6 million during the year 2005 to earn the entire working interests stipulated in the purchase agreements. Various purchase agreements require that funding obligations of $1.1 million and $0.3 million be paid from the net profits, if any, derived from the respective operations of the properties. Utilization of available cash flow to fund these requirements may affect Capco’s ability to adequately fund other planned activities.

Capco disposed of its equity ownership in Enterprise and subsidiaries during the year 2003, but remained as guarantor of certain indebtedness incurred by those business interests prior to the date of sale by Capco.  As of December 31, 2004, Capco was the guarantor of $1.1 million of obligations for trade accounts, real estate and equipment purchases and leases owed by Enterprise.  The obligations are being serviced by Enterprise, and Capco believes that there is sufficient underlying collateral value in the related assets to significantly reduce the exposure of loss to the Company.  Capco is also the guarantor of indebtedness issued to one lender by Graves, a former subsidiary of Enterprise, in the amount of $3.9 million at December 31, 2004.  Graves is owned by Capco’s Chief Executive Officer.  In December 2004, a Pay-Off Agreement (“Agreement”) was negotiated with the lender, which provided for the following:  the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date (“Date of Closing”).  Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days.  As a further condition of the Agreement, the buyer deposited into an escrow account ten million shares of the Company’s Common Stock.  In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness  based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance.  At this time Capco believes that the indebtedness will be satisfied in accordance with the terms of the Agreement and that the Company will not incur any loss attributable to the guarantee.

In the first quarter of year 2005, Capco closed on two financings to provide capital for its participation in the drilling of an exploratory well and for other planned activities.  In January 2005, the Company received $1.5 million from the sale of  portions of its working interests in producing oil and gas properties located in the Texas Gulf Coast, and an interest in an exploratory well on which drilling activities commenced in February 2005.  On April 12, 2005, the Company announced that due to encountering excessive gas pressures at a depth of approximately 13,350 feet, the decision was made to sidetrack from the existing well bore and re-drill the well from a depth of approximately 8,500 feet to a depth in excess of 14,000 feet.  As a result of the difficulties encountered in drilling this well, the cost has substantially exceeded the Company's planned expenditures in this regard and is increasing as the drilling continues.  Significant capital resources of the Company have been and will continue to be utilized to pay the ongoing costs associated with the well. While the Company believes that it has sufficient capital resources to complete the drilling as currently planned, any further delays or complications may result in additional costs for which the Company will need to make financial arrangements.  The Company anticipates that it will recover certain of the drilling costs from participants in the well if and when the drilling reaches the targeted depth.  Additionally, the Company intends to pursue a claim on the insurance covering the drilling of the well based upon the consequences of encountering the excessive gas pressures in the initial well bore, and any insurance proceeds would also assist in recovering a portion of the drilling costs.  The Company cannot make any assurances concerning the potential completion of or production from this well.

On March 10, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors with respect to a private placement under Regulation D of 10 million shares of the Company's Common Stock and common stock purchase warrants for 5 million shares of the Company's Common Stock, for a total purchase price of $3.0 million.  The transaction closed on March 11, 2005.  Capco intends to use the net proceeds from this issuance and sale of securities in the acquisition and development of oil and gas properties and for general corporate purposes.

On March 15, 2005, the Company entered into an agreement for the acquisition of producing properties located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30, and funded a $1.0 million cash deposit with the seller of the properties.  Closing for the acquisition is scheduled for May 4, 2005.  The closing cost is expected to approximate $12.0 million, after adjustment for net revenue credits from the effective date to the closing date and after credit for the $1.0 million cash deposit.  Capco expects to fund the acquisition cost by selling the acquired property interests to third parties, while retaining an interest in the properties after the third parties receive payout on their investment amounts.

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

Discontinued Operations

Discontinued operations reported for the year 2003 consist of operations for the nine-month period ended September 30, 2003.

Net cash provided by operating activities totaled $2.5 million in 2003. Net loss, adjusted for reconciling items, resulted in a cash outflow of $0.5 million. Changes in assets and liabilities in 2003 provided a cash inflow of $3.0 million.

Net cash provided by investing activities totaled $0.8 million in 2003. Proceeds of $0.8 million from the sale of an equity investment and $0.4 million from an equity contribution were the principal sources of cash inflow.

Financing activities resulted in cash used of $3.3 million in 2003. Payments on a revolving credit facility and on long term debt resulted in cash outflows of $3.7 million. A decrease in restricted cash resulted in a cash inflow of $0.4 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to interest rate changes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004, COMPARED TO YEAR ENDED DECEMBER 31, 2003

Capco's revenues from oil and gas activities were $5.3 million in 2004 compared to $3.1 million in 2003. This increase is due to increases in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE increased to $33.67 in 2004 from $28.90 in 2003, resulting in an increase in revenue of $0.5 million. Total production was 143,300 BOE in 2004, compared with 108,000 BOE in 2003, resulting in an increase in revenue of $1.2 million. The increase in revenue was due principally to production from two acquisitions that closed in the fourth quarter of  2003.  The Montana properties acquired in November 2003 provided revenue of $1.0 million (37,000 BOE) in 2004, and the Brazos properties located in the Texas Gulf Coast that were acquired in November 2003 provided revenue of $1.7 million (48,000 BOE) in 2004.

Capco's cost of sales increased to $3.0 million in 2004 from $1.5 million in 2003, due principally to the increase in production volumes from 108,000 BOE in 2003 to 143,300 BOE in 2004.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil and Capco sold a significant portion of its producing properties in late 2004; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $1.3 million in 2004 and $0.9 million in 2003. The change is due to an increase in employment levels in Capco’s Houston, Texas office necessitated by the properties operated by Capco in the Texas Gulf Coast.  In 2003, Capco realized cost savings from relocation of the Company's administrative office from Orange, California to Denver, Colorado in February 2003.

Depreciation, depletion and amortization was $0.8 million in 2004 and $0.6 million in 2003. This change is attributable to the increase in production volumes in 2004, cost additions to the Company's United States full cost pool in the second half of 2003 and during the year 2004, including acquisitions in Montana, Oklahoma and the Texas Gulf Coast.

Interest income decreased to $19,000 in 2004 from $45,000 in 2003 as notes receivable taken by Capco in April 2003 were collected during that same year.

Interest expense increased to $0.4 million in 2004 from $0.2 million in 2003, due principally to an increase in the average balance of interest-bearing indebtedness from $1.0 million in 2003 to $5.7 million in 2004.  The increase was substantially related to debt incurred in the acquisition of oil and gas interests in Montana in late 2003 which was assumed by the buyer of those interests at December 31, 2004.

Gain (loss) from sale of marketable securities, including unrealized holding gains (losses), decreased from a gain of $0.1 million in 2003 to a loss of $0.1 million in 2004, due principally to market value declines.

In 2004, Capco recorded gains of $0.6 million and $0.4 million from the sale of land and oil and gas properties, respectively.

In 2003, the Company recorded a loss of $0.2 million resulting from potential deficits that may result from the liquidation of debt issued by a former subsidiary for which the Company is a guarantor.

YEAR ENDED DECEMBER 31, 2003, COMPARED TO YEAR ENDED DECEMBER 31, 2002

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, recovery of oil and gas reserves, financing operations, and contingencies and litigation.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, the fair value of asset retirement obligations, the proceeds to be realized from the sale of real property, and the classification of net operating loss carryforwards between current and long-term assets.

Accounts Receivable

The Company has a diversified customer base and controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts.

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

The  provision  for  depreciation  and  depletion of oil and gas  properties  is computed  on the  unit-of-production  method.  Under this  method,  the  Company computes the provision by multiplying the total unamortized costs of oil and gas properties  including future  development,  site restoration,  and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined  by dividing  the physical  units of oil and gas produced  during the period  by the  total estimated units of proved  oil and gas  reserves.  This calculation is done on a country-by-country basis. As of December 31, 2004, all of the Company’s oil production operations are conducted in the United States of America. The cost of unevaluated  properties not being amortized, to the extent there is such a cost, is assessed  quarterly to determine  whether the value has been impaired below the capitalized  cost. The cost of any impaired property is transferred to the balance of oil and gas properties  being depleted.  The costs associated with unevaluated  properties relate to projects which were undergoing exploration or development activities  or in which the  Company intends  to commence such activities in the future. The Company will begin to amortize these costs  when  proved  reserves  are  established  or  impairment  is  determined. Management believes no such impairment exists at December 31, 2004.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company reports a liability for any legal retirement obligations on its oil and gas properties.  The associated costs are capitalized as part of the full cost pool.  Following is a reconciliation of the asset retirement obligation liability for the year ended December 31, 2004 (in thousands):

Asset retirement obligation at January 1, 2004              $ 1,105

Liabilities incurred                                          1,088

Liabilities settled                                              --

Accretion expense                                                --

Revisions in estimated liabilities                               --

                                                              -----

Asset retirement obligation at December 31, 2004            $ 2,193

                                                              =====

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

Depreciation  for non-oil and gas  properties  is recorded on the  straight-line method at rates based on  estimated  useful  lives  ranging  from three to fifteen years of the assets.

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale.  The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of  Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required.  The Company adopted this new statement on January 1, 2002, and concluded that the effect of adopting this statement had no material impact on the Company’s financial position, results of operations, or cash flows.

Revenue Recognition

The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) the Company issues an invoice to the customer which evidences an arrangement between the customer and the Company, (iii) a fixed sales price has been included in such invoice, and (iv) collection from such customer is probable.

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

Comprehensive Income

SFAS No. 130, "Reporting  Comprehensive  Income"  establishes  standards for the reporting  and  display  of  comprehensive  income  and  its  components  in the financial  statements.  For the year ended December 31, 2004, the Company did not report any components of comprehensive income.  For the year ended December  31,  2003, the Company had other comprehensive income relating to foreign currency translations.

Earnings per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average shares outstanding for the year ended December 31, 2004, have been increased for 5,192,941 shares of Common Stock as associated stock options have a dilutive effect on net income.  Additionally, the number of shares outstanding for the year ended December 31, 2004, have been increased for 4,481,148 shares of Common Stock determined under the "if converted" method, due to the issuance of convertible notes payable during the year ended December 31, 2004. On a diluted basis, the Company’s weighted average shares outstanding for the year ended December 31, 2003, have been increased for 1,212,992 shares of Common Stock as associated stock options have a dilutive effect on income from continuing operations, which is the benchmark number for determining whether potential common stock is included in determining earnings (loss) per share. In accordance with SFAS No. 128, the stock options are also considered to be potential common stock in determining loss per share on loss from discontinued operations and net loss, even though the stock options are antidilutive.

New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004.  The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)”. The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously,

Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In March 2005, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”).  The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), “Share-Based Payment”  (“Statement 123(R)”) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123(R).

ITEM 7.  FINANCIAL STATEMENTS.

Included at Pages F-1 through F-42 hereof.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND

FINANCIAL DISCLOSURE.

None

ITEM 8A.  CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and would be made know to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in internal controls

The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data.  Although there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company’s senior management, in conjunction with its Board of Directors, continuously reviews overall Company policies and improves documentation of important financial reporting and internal control matters.  The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

(c)  Limitations on the effectiveness of controls

The Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, does not expect that its disclosure or internal controls will prevent all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Items 9, 10, 11, 12 and 14

The information required by Items 9 through 12 and Item 14 is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, which the Company has filed with the U. S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.

PART IV

ITEM 13.  EXHIBITS

(a) Documents filed as part of this Report:

     (1) The following Financial Statements are filed as part of this Report:

                                                                   Page

                                                                   ----

      Report of Independent Registered Public

       Accounting Firm, April 1, 2005                               F-1

      Consolidated Balance Sheet, December 31, 2004              F-2 - F-3

      Consolidated Statements of Operations and Comprehensive

       Income (Loss) for the years ended

       December 31, 2004 and 2003                                F-4 - F-5

      Consolidated Statements of Changes in Stockholders'

       Equity for the years ended December 31, 2004 and 2003     F-6 – F-7

      Consolidated Statements of Cash Flows for the years

       ended December 31, 2004 and 2003                          F-8 - F-12

      Notes to Consolidated Financial Statements                F-13 - F-38

      Supplemental Information About Oil and Gas Producing

       Activities (unaudited)                                   F-39 - F-42

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

                                        January 19, 2000)

 4.       Instruments Defining the     (incorporated by reference to

          Rights of Security Holders,   Exhibits 4 and 5, respectively,

          Including Indentures          to Registration Statement

                                        No. 2-73529)

Exhibit

Number          Description                           Location

-------   --------------------------   ------------------------------------

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

          Sedco related to Capco        ended December 31, 1999, filed

          Resource Corporation          November 2, 2000

10.3      Stock  Purchase  Agreement,  (incorporated  by reference to

          dated January 30, 2001,       Form 8-K of Meteor Industries,

          and between Capco Energy,     Inc. dated February 13, 2001,

          Inc. and Meteor Industries,   SEC File No. 0-27698)

          Inc.

10.4      First Amendment to Stock     (incorporated by reference to the

          Purchase Agreement dated      Company's Form 8-K filed May 7, 2001)

          April 27, 2001, by and

          between Capco Energy, Inc.

          and Meteor Industries, Inc.

10.5      Agreement by and among New   (incorporated by reference to the

          Mexico Marketing, Inc.,       Company's Form 10-KSB for the year

          Meteor Marketing, Inc.,       ended December 31, 2002, filed

          Graves Oil & Butane Co.,      April 23, 2003)

          and the Sole Shareholder of

          Graves Oil & Butane Co., Inc.

10.6      Stock Purchase Agreement     (incorporated by reference to the

          dated April 30, 2003, by      Company's Form 8-K filed May 16,

          and between Capco Energy,     2003)

          Inc. and Sedco, Inc.

10.7      Amendment to Purchase        (incorporated by reference to the

          Agreement by and between      Company's Form 10-QSB for the

          Sedco, Inc. and Capco         quarterly period ended September 30,

          Energy, Inc., September       2003, filed December 10, 2003)

          30, 2003

10.8      Purchase Agreement by        (incorporated by reference to the

          and between Sedco Energy,     Company’s Form 10-KSB for the year

          Inc. and Capco Energy, Inc.,  ended December 31, 2003, filed

          December 31, 2003             April 15, 2004)

10.9      Purchase Agreement by        (incorporated by reference to the

          and between Sedco Energy,     Company’s Form 10-KSB for the year

          Inc. and Capco Energy, Inc.,  ended December 31, 2003, filed

          December 31, 2003             April 15, 2004)

10.10     Letter agreement dated       (incorporated by reference to the

          July 25, 2003, by and         Company’s Form 10-KSB for the year

          between Omimex Canada, Ltd.,  ended December 31, 2003, filed

          Jovian Energy, Inc., and      April 15, 2004)

          Capco Resource Corporation

Exhibit

Number          Description                           Location

-------   --------------------------   ------------------------------------

10.11     Letter agreement dated        Filed herewith electronically

          September 29, 2004, by and

          between Packard Gas Company

          and Midwest EOR, Inc.

10.12

    Agreement dated November 23,  Filed herewith electronically

 2004, by and among Capco

 Energy, Inc. and Ilyas

 Chaudhary

10.13     Letter of Intent dated        Filed herewith electronically

          November 24, 2004, between

          Packard Gas Company and

          Midwest EOR, Inc.

10.14     Securities Purchase          (incorporated by reference to the

          Agreement dated March 10,     Company’s Form 8-K filed March 16,

          2005, by and among            2005)

          Capco Energy, Inc. and

          certain accredited

          investors

10.15     Asset Purchase Agreement      Filed herewith electronically

          dated March 15, 2005, by

          and among Manti Resources,

          Inc., et al and Capco

          Offshore, Inc.

14.       Code of Business Conduct     (incorporated by reference to the

          and Ethics                    Company’s Form 10-KSB for the year

                                        ended December 31, 2003, filed

                                        April 15, 2004)

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

                                      CAPCO ENERGY, INC.

                                       /s/ Ilyas Chaudhary

Dated: May 11, 2005                By  ---------------------------

                                       Ilyas Chaudhary, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                       /s/ Ilyas Chaudhary

Dated: May 11, 2005                By  ---------------------------

                                       Ilyas Chaudhary, CEO, Chief

                                        Financial Officer and Director

                                       /s/ Mike Myers

Dated: May 11, 2005                By  ---------------------------

                                       Mike Myers, President and Director

                                       /s/ Dennis R. Staal

Dated: May 11, 2005                By  ---------------------------

                                       Dennis R. Staal, Director

                                       /s/ Irwin Kaufman

Dated: May 11, 2005                By  ---------------------------

                                       Irwin Kaufman, Director

                                       /s/ William J. Hickey

Dated: May 11, 2005                By  --------------------------

                                       William J. Hickey, Director

                                       /s/ Paul L. Hayes

Dated: May 11, 2005               By  --------------------------

                                       Paul L. Hayes, Director

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Capco Energy, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capco Energy, Inc.  and Subsidiaries, as of December  31, 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These  consolidated  financial  statements are the  responsibility  of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capco Energy, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the years ended  December  31, 2004 and 2003, in conformity with  accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

------------------------------

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California

April 1, 2005

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS

                             (Dollars in Thousands)

Current Assets:

  Cash                                                       $  1,805

  Accounts receivable-trade, net of

    allowance of $45                                              482

  Notes receivable, including a related party                     981

  Deferred tax asset                                               27

  Other current assets                                            538

                                                              -------

     Total Current Assets                                       3,833

Oil and gas properties, using full cost accounting,

  less accumulated depreciation and depletion of $1,727         9,197

Other Assets:

  Assets attributable to businesses under contract

    for sale (Note 7)                                           4,063

  Other property and equipment, less accumulated

    depreciation of $70                                           649

  Accounts receivable, related parties                             14

  Other assets                                                    344

                                                              -------

                       Total Assets                          $ 18,100

                                                              =======

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (continued)

                              DECEMBER 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Dollars in Thousands)

Current Liabilities:

  Accounts payable, trade                                    $  1,330

  Current maturities, long-term debt, including a

   related party                                                  637

  Notes payable                                                   762

  Accrued expenses                                              1,174

                                                              -------

     Total Current Liabilities                                  3,903

                                                              -------

Non-current Liabilities:

  Long term debt, less current maturities                         515

  Convertible promissory notes, net                             1,516

  Long-term liabilities                                           361

  Asset retirement obligation                                   2,193

  Deferred tax liability                                           27

                                                              -------

     Total Non-current Liabilities                              4,612

                                                              -------

Liabilities attributable to businesses under contract

  for sale (Note 7)                                             4,346

                                                              -------

     Total Liabilities                                         12,861

                                                              -------

Commitments and Contingencies (Note 11)                            --

Stockholders' Equity:

Common stock, $0.001 par value;

  authorized 150,000,000 shares;

  101,023,476 shares issued                                       101

Additional paid in capital                                      3,074

Treasury stock, 1,267,708 shares, at cost                        (138)

Retained earnings                                               2,202

                                                              -------

     Total Stockholders' Equity                                 5,239

                                                              -------

     Total Liabilities and

     Stockholders' Equity                                    $ 18,100

                                                              =======

The accompanying notes are an integral part of the consolidated financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  For the Years ended December 31, 2004 and 2003

                     (Dollars in Thousands except per share)

                                                     2004          2003

                                                   --------      --------

Sales                                              $  5,255      $  3,148

Cost of sales                                         2,987         1,530

                                                    -------       -------

     Gross profit                                     2,268         1,618

                                                    -------       -------

Selling, general and administrative expenses          1,266           872

Depreciation, depletion and amortization                809           615

                                                    -------       -------

     Total operating expenses                         2,075         1,487

                                                    -------       -------

     Income from operations                             193           131

Other Income (Expenses):

  Interest income                                        19            45

  Interest expense                                     (399)         (153)

  Gains (losses) on sales of investments-

     marketable securities                              (63)           (7)

  Holding gains (losses)-marketable securities           (2)          145

  Loss attributable to guarantees of

    indebtedness of businesses sold under contract       --          (151)

  Gains on sale of land and oil and gas property        974            --

  Other                                                   3            40

                                                    -------       -------

     Income from continuing operations

       before taxes and minority interest               725            50

Provision for income taxes                               --            --

Minority interest in (income) of

     consolidated subsidiary                             --            (4)

                                                    -------       -------

     Income from continuing operations                  725            46

Discontinued operations: (Note 6)

Loss from operations of business  transferred under

  contractual  obligation to a related party

  during the year 2003 (net of applicable

  income tax benefit of $-0-)                            --        (1,264)

Loss on disposal of discontinued operations

  to a related party                                     --          (730)

                                                    -------       -------

Net income (loss)                                       725        (1,948)

                                                    -------       -------

Continued on Next Page

The accompanying notes are an integral part of the consolidated financial statements.

                        CAPCO ENERGY, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  For the Years ended December 31, 2004 and 2003

                     (Dollars in Thousands except per share)

                                   (continued)

                                                     2004          2003

                                                   --------      --------

Other comprehensive income-net of tax

  Foreign currency translation adjustment                --             6

Less:  minority interest in comprehensive

  income of consolidated subsidiary                      --             1

                                                    -------       -------

Comprehensive income (loss)                         $   725      $ (1,943)

                                                    =======       =======

Earnings per share-basic:

 Income from continuing operations                 $   0.01      $     --

 Loss from discontinued operations,

   including business transferred under

   contractual obligation                                --         (0.02)

 Loss on disposal of discontinued

   operations                                            --         (0.01)

                                                    -------       -------

  Net income (loss)                                $   0.01      $  (0.03)

                                                    =======       =======

Earnings per share-diluted:

 Income from continuing operations                 $   0.01      $     --

 Loss from discontinued operations,

   including business transferred under

   contractual obligation                                --         (0.02)

 Loss on disposal of discontinued

   operations                                            --         (0.01)

                                                    -------       -------

  Net income (loss)                                $   0.01      $  (0.03)

                                                    =======       =======

Weighted average common share and common

  share equivalents:

  Basic                                          96,067,502    77,897,657

                                                 ==========    ==========

  Diluted                                       105,741,590    79,110,649

                                                ===========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

CAPCO ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2004 and 2003

(Dollars in Thousands)

                                                                                                          Accumulated

                    Preferred Stock    Common Stock       Additional  Cumulative                 Treasury   Deficit/

                    ---------------  ------------------    Paid-In   Translation                   Stock    Retained

                    Shares   Amount   Shares     Amount   Capital     Adjustment                            Earnings     Total

                    -------  ------  ----------  ------   ---------  ----------                 ---------  ----------   --------

Balance as

restated at

December 31, 2002   292,947  $  293  78,298,216  $   78   $   1,231   $      (5)                $   (124)  $    3,425   $  4,898

Treasury stock           -       -           -       -           -           -                        (3)          -          (3)

(acquisitions)

Shares issued

in exchange for

cash                                    120,000      -            7          -                        -            -           7

Shares issued

in exchange              -       -      200,000      -           49          -                        -            -          49

for services

Shares issued in

settlement of

related party

liabilities              -       -   10,436,000      11         589          -                        -            -         600

Shares issued

in exchange for          -       -    4,000,000       4         236          -                        -            -         240

investment

Conversion of

Preferred stock    (292,947)   (293)  2,929,500       3         317          -                        -            -          27

Cumulative

translation              -       -           -       -           -            5                       -            -           5

adjustment

Net loss                 -       -           -       -           -           -                        -        (1,948)    (1,948)

                    -------  ------  ----------  ------   ---------  ----------                 ---------  ----------   --------

Balance at

December 31,

2003                     -   $   -   95,983,716  $   96    $  2,429    $     -                  $   (127)  $    1,477   $  3,875

Continued on Next Page

The accompanying notes are an integral part  of the consolidated financial statements.

CAPCO ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2004 and 2003

(Dollars in Thousands)

(continued)

                                                                                                          Accumulated

                    Preferred Stock    Common Stock       Additional  Cumulative                 Treasury   Deficit/

                    ---------------  ------------------    Paid-In   Translation                   Stock    Retained

                    Shares   Amount   Shares     Amount   Capital     Adjustment                            Earnings     Total

                    -------  ------  ----------  ------   ---------  ----------                 ---------  ----------   --------

Balance at

December 31,

2003                     -   $   -   95,983,716  $   96    $  2,429    $     -                  $   (127)  $    1,477   $  3,875

Treasury stock           -       -            -       -           -          -                       (11)           -        (11)

(acquisitions)

Shares issued

in exchange for

cash                                  1,095,000       1          70          -                         -            -         71

Shares issued in

settlement of

liability                -       -      300,000       -          30          -                         -            -         30

Shares issued

for acquisition

of property              -       -    3,644,760       4         433          -                         -            -        437

Discount on

convertible notes        -       -           -        -         112          -                         -            -        112

Net income               -       -           -        -           -          -                         -          725        725

                    ------   ------  ----------  ------    --------   --------                  --------    ---------    -------

Balance at

December 31,

2004                     -   $   -  101,023,476  $  101    $  3,074    $     -                  $   (138)   $   2,202   $  5,239

The accompanying notes are an integral part  of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 2004 and 2003

                             (Dollars in Thousands)

                                                            2004        2003

                                                         ----------  ----------

Cash Flows From Continuing Operating Activities:

  Net income (loss)                                       $   725     $ (1,948)

  Adjustments to reconcile net income (loss)

   to net cash used in operating activities:

     Net loss from discontinued operations                     --        1,264

     Loss on disposal of discontinued operations               --          730

     Depreciation, depletion and amortization                 809          615

     Loss attributable to guarantee of

       indebtedness of businesses sold under contract          --          151

     Foreign currency translation adjustment                   57           --

     Loss on sales of investments - marketable

       securities                                              63            7

     Holding losses (gains) - marketable securities             2         (145)

     Minority interest in income of

       consolidated subsidiary                                 --            4

     Compensation cost of Common Stock/Treasury

       Stock issued                                            --           49

     Increase in deferred tax asset                        (1,298)        (379)

     Increase in deferred tax liability                     1,298          379

  Changes in assets and liabilities:

   (Increase) decrease in assets:

     Accounts receivable - trade                             (225)        (177)

     Notes receivable (accrued interest)                        2           (2)

     Other current assets                                    (113)          38

     Other assets                                              (5)        (192)

    Increase (decrease) in liabilities:

     Accounts payable                                         937         (203)

     Accrued expenses                                         812         (183)

                                                           ------       ------

Net cash provided by continuing

    operating activities                                    3,064            8

                                                           ------       ------

Cash Flows From Discontinued Operating Activities:

  Net loss                                                     --       (1,264)

  Adjustments to reconcile net loss to net

   cash used in operating activities:

     Depreciation, depletion and amortization                  --          595

     Loss on sale of property, plant and equipment             --          126

     Decrease in deferred tax asset                            --          219

     Decrease in deferred tax liability                        --         (219)

Continued on Next Page

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 2004 and 2003

                             (Dollars in Thousands)

                                   (continued)

                                                            2004          2003

                                                         ----------    ---------

     Changes in assets and liabilities:

       (Increase) decrease in assets:

        Accounts receivable - trade                            --        2,741

        Inventory                                              --        1,653

        Other current assets                                   --         (194)

        Other assets                                           --            5

       Increase (decrease) in liabilities:

        Accounts payable                                       --         (455)

        Accrued expenses                                       --         (187)

        Taxes payable                                          --         (448)

        Accrued environmental expenses-noncurrent              --          (75)

                                                          -------      -------

   Net cash provided by discontinued

       operating activities                                    --        2,497

                                                          -------      -------

   Net cash provided by all operating

       activities                                           3,064        2,505

                                                          -------      -------

Cash Flows From Continuing Investing Activities:

     Acquisition of subsidiary, net of cash                     4           --

     Deposit on property acquisition                         (400)          --

     Equity contribution to subsidiary                         --         (400)

     Net (advances) repayments with related parties          (511)         768

     Proceeds from sales of oil and gas property            1,736          816

     Purchase of other assets                                 (58)          --

     Capital expenditures for oil and gas property         (3,960)        (105)

     Purchase of property and equipment                      (652)          (2)

     Proceeds from sale of marketable securities              128          563

     Purchase of marketable securities                         --         (497)

     Increase in assets attributable to businesses

       under contract for sale                                (50)          --

     Issuance of notes receivable                            (981)          --

                                                          -------      -------

   Net cash (used in) provided by continuing

     investing activities                                  (4,744)       1,143

                                                          -------      -------

Cash Flows From Discontinued Investing Activities:

     Cash applicable to assets held for sale                   --            1

     Net (advances) repayments with related parties            --         (482)

     Cash proceeds from sale of equity investment              --          766

     Cash proceeds from sale of property                       --           87

     Cash proceeds from equity contribution                    --          400

     Notes receivable payments                                 --           35

                                                          -------      -------

   Net cash provided by discontinued investing activities      --          807

                                                          -------      -------

   Net cash (used in) provided by all

     investing activities                                  (4,744)       1,950

                                                          -------      -------

Continued on Next Page

The accompanying   notes  are  an  integral  part  of  the  consolidated   financial

statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Years Ended December 31, 2004 and 2003

                              (Dollars in Thousands)

                                    (continued)

                                                            2004           2003

                                                         ----------     ----------

Cash Flows From Continuing Financing Activities:

     Proceeds from notes payable                              752             --

     Proceeds from long-term debt                           1,000             --

     Proceeds from convertible promissory

       notes, net                                           1,628             --

     Increase in long-term liabilities                        361             --

     Increase in asset retirement obligation                1,088             --

     Payments on long term debt                            (1,438)        (1,123)

     Sale of Common Stock and exercise of options              71              7

     Purchase of Common Stock                                 (12)            (3)

                                                          -------        -------

   Net cash provided by (used in) continuing

       financing activities                                 3,450         (1,119)

                                                          -------        -------

Cash Flows from Discontinued Financing Activities:

     Net (payments) advances  on revolver                      --         (3,022)

     Decrease in book overdraft                                --            (83)

     Payments on long term debt                                --           (639)

     Decrease in restricted cash                               --            441

                                                          -------        -------

   Net cash used in discontinued

      financing activities                                     --         (3,303)

                                                          -------        -------

   Net cash provided by (used in) all

      financing activities                                  3,450         (4,422)

                                                          -------        -------

   Net increase in cash                                     1,770             33

   Cash, beginning of period                                   35              2

                                                          -------        -------

   Cash, end of period                                    $ 1,805       $     35

                                                          =======        =======

Supplemental disclosure of cash flow information

for continuing operations:

Interest paid                                            $    333       $    134

                                                          =======        =======

Taxes paid                                               $     --       $     --

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

                                                          =======        =======

Continued on Next Page

The accompanying   notes  are  an  integral  part  of  the  consolidated   financial

statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Years Ended December 31, 2004 and 2003

                              (Dollars in Thousands)

                                   (continued)

                                                           2004           2003

                                                        ----------    ----------

Supplemental  disclosure  of non-cash  financing

and investing activities for continuing operations:

Common Stock issued in settlement of liability           $     30      $     --

                                                          =======       =======

Paid in capital provided as equity component of

  debt financing                                         $    112      $     --

                                                          =======       =======

Acquisition cost of oil and gas property

  settled with issuance of Common Stock                  $    437      $     --

                                                          =======       =======

Accrual for acquisition cost of oil and gas

  property to be settled with issuance of

  Common Stock                                           $    200      $     --

                                                          =======       =======

Long-term debt and liabilities reduced

  for property sold                                      $  3,297      $     --

                                                          =======       =======

Note receivable issued as consideration for sale of

  property interest                                      $     --      $    208

                                                          =======       =======

Long-term liabilities assumed in connection

  with acquisitions of property                          $     --      $  1,334

                                                          =======       =======

Long-term liability (released) assumed in

  connection with guaranty of indebtedness               $   (432)     $    432

                                                          =======       =======

Common Stock issued for acquisitions of

  subsidiary and property                                $     --      $    740

                                                          =======       =======

Common Stock issued for conversion of

  Preferred Stock                                        $     --      $    320

                                                          =======       =======

Long-term debt issued in connection with

  acquisition of accounts receivable and property        $     --      $  4,515

                                                          =======       =======

Continued on next page

The accompanying   notes  are  an  integral  part  of  the  consolidated   financial

statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Years Ended December 31, 2004 and 2003

                              (Dollars in Thousands)

                                   (continued)

                                                           2004           2003

                                                        ----------    ----------

Supplemental  disclosure  of non-cash  financing

and investing activities for discontinued operations:

Note receivable and account receivable provided

  as proceeds in connection with sale of preferred

  membership interests                                   $     --      $    349

                                                          =======       =======

Long-term debt and accrued expenses reduced

  for property sold/exchanged                            $     --      $    975

                                                          =======       =======

The accompanying   notes  are  an  integral  part  of  the  consolidated   financial

statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy,  Inc. ("Capco" or the "Company") is an independent  energy company engaged primarily in the acquisition, development, production of and the sale of oil,  gas and natural gas  liquids.  The  Company's  production  activities  are located in the United States of America.  The principal executive offices of the Company are located at 5555 San Felipe, Suite 725, Houston, TX 77056.  The Company was  incorporated as Alfa Resources,  Inc., a Colorado  corporation,  on January 6, 1981. In November 1999, the Company amended its articles of  incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

BASIS OF CONSOLIDATION

The  consolidated  financial  statements  include the accounts of Capco and it's wholly and majority owned  subsidiaries.  Accordingly,  all references herein to Capco  or  the  Company  include  the  consolidated   results.  All  significant intercompany  accounts and transactions  have been eliminated in  consolidation. The  Company's significant subsidiaries in 2004 include Capco Offshore, Inc., and Packard Gas Company, and in 2003 included Capco Offshore, Inc. and Capco Resource Corporation.  On September 30, 2003, the Company closed on the sale of Meteor Enterprises,  Inc.  ("Enterprises"),  including  all of  that  company's subsidiaries. The significant subsidiary of Enterprises at that time was Meteor Marketing, Inc. ("Marketing").  The results of operations of Enterprises are reported as discontinued operations in the year 2003 and include Marketing for the nine-month period ended September 30, 2003.  Effective December 31, 2003, the Company sold Capco Resource Corporation.

The Company currently holds an 80% equity interest in Bison Energy Company that was acquired from a Director of the Company during the year 2004.  Bison’s operations since date of acquisition resulted in a loss of $23,000. The entire amount of the loss has been reflected in the financial statements and no minority interest has been calculated.  Until such time as operations recover the deficiency in minority interest of $4,600, 100% of results of operations will be reported by Capco with no reduction for minority interest.

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

CASH AND CASH EQUIVALENTS

Cash and cash  equivalents  consist of  short-term,  highly  liquid  investments readily convertible into cash with an original maturity of three months or less. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company had $1.8 million cash balances in excess of federal insured limits as of December 31, 2004.

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

CONCENTRATION OF CREDIT RISK

Financial  instruments that potentially subject the Company to concentrations of credit risk are cash and accounts  receivable  arising from its normal  business activities.  The Company places its cash in what it believes to be credit-worthy financial  institutions.  However,  cash balances have exceeded the FDIC insured levels at various times during the year. The Company has a diversified  customer base. The Company  controls credit risk related to accounts  receivable  through credit approvals, credit limits and monitoring procedures. The Company routinely assesses  the  financial  strength  of its  customers  and,  based upon  factors surrounding  the  credit  risk,  establishes  an  allowance,  if  required,  for un-collectible  accounts  and,  as a  consequence,  believes  that its  accounts receivable credit risk exposure beyond such allowance is limited.  The Company had an allowance of $45,000 as of December 31, 2004, that was based on its evaluation of specific customers’ balances and the collectibility thereof.

INVESTMENT IN EQUITY SECURITIES

For  equity  securities  that the  Company i) does not  exercise  control in the investee and ii) expects to divest  within a short  period of time,  the Company accounts  for the  investment  under  the  provisions  of  Financial  Accounting Standards Board ("FASB")  Statement of Financial  Accounting  Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  In accordance with FASB No. 115, equity  securities that have readily  determinable

INVESTMENT IN EQUITY SECURITIES, Continued

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

The  provision  for  depreciation  and  depletion of oil and gas  properties  is computed  on the  unit-of-production  method.  Under this  method,  the  Company computes the provision by multiplying the total unamortized costs of oil and gas properties  including future  development,  site restoration,  and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined  by dividing  the physical  units of oil and gas produced  during the period  by the  total  estimated  units of  proved  oil and gas  reserves.  This calculation is done on a country-by-country  basis. As of December 31, 2004, all of the Company’s oil production operations are conducted in the United States of America. The cost of unevaluated  properties not being amortized,  to the extent there is such a cost, is assessed  quarterly to determine  whether the value has been impaired below the capitalized  cost. The cost of any impaired  property is transferred to the balance of oil and gas properties  being depleted.  The costs associated with unevaluated  properties relate to projects which were undergoing exploration  or  development  activities  or in which  the  Company  intends  to commence such activities in the future. The Company will begin to amortize these costs  when  proved  reserves  are  established  or  impairment  is  determined. Management believes no such impairment exists at December 31, 2004.

OIL AND GAS PROPERTIES, Continued

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company reports a liability for any legal retirement obligations on its oil and gas properties.  The associated costs are capitalized as part of the full cost pool.

Following is a reconciliation of the asset retirement obligation liability for the year ended December 31, 2004 (in thousands):

Asset retirement obligation at January 1, 2004              $ 1,105

Liabilities incurred                                          1,088

Liabilities settled                                              --

Accretion expense                                                --

Revisions in estimated liabilities                               --

                                                              -----

Asset retirement obligation at December 31, 2004            $ 2,193

                                                              =====

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

OTHER PROPERTY AND EQUIPMENT

Non-oil and gas producing  properties  and  equipment are stated at cost;  major renewals and  improvements  are charged to the property and equipment  accounts; while replacements,  maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed currently. At the time property an equipment  are  retired  or  otherwise   disposed  of,  the  asset  and  related accumulated  depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to operations.

Depreciation  for non-oil and gas  properties  is recorded on the  straight-line method at rates based on  estimated  useful  lives  ranging  from three to fifteen years of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale.  The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of  Operations—Reporting the Effects of Disposal of

IMPAIRMENT OF LONG-LIVED ASSETS, Continued

a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required.  The Company adopted this new statement on January 1, 2002, and concluded that the effect of adopting this statement had no material impact on the Company’s financial position, results of operations, or cash flows.

REVENUE RECOGNITION

The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) the Company issues an invoice to the customer which evidences an arrangement between the customer and the Company, (iii) a fixed sales price has been included in such invoice, and (iv) collection from such customer is probable.

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

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net income (loss) and earnings per share for the years ended December 31, 2004 and 2003, would have been adjusted to the pro-forma amounts indicated below:

                                                      2004             2003

                                                    --------         --------

   Net income (loss) as reported (in thousands)     $   725          $ (1,948)

   Compensation recognized under APB 28                  --                --

   Compensation recognized under SFAS 123              (218)           (1,110)

   Pro-forma net income (loss)                      $   507          $ (3,058)

   Net income (loss) per share:

   Basic and diluted-as reported                    $  0.01          $  (0.03)

   Basic and diluted-pro-forma                      $  0.01          $  (0.04)

STOCK BASED COMPENSATION, Continued

The pro forma  compensation  expense  based on the fair value of the  options is estimated on the grant date using the  Black-Scholes  option-pricing  model with the following  assumptions  used for grants:  no dividends;  expected lives ranging from 3 to 5 years for 2004 and 5 years for 2003; expected volatility ranging from 0.8% to 2.2% for 2004 and 2.9% for 2003; and risk free rates of return ranging from 3.29% to 3.74% for 2004 and from 2.27% to 3.27% for 2003.  The weighted average fair value of those   purchase   rights  granted  in  2004  and  2003  was  $0.13  and  $0.07, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized.  The Company has recorded a 100% valuation allowance as of December 31, 2004.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting  Comprehensive  Income"  establishes  standards for the reporting  and  display  of  comprehensive  income  and  its  components  in the financial  statements.  For the year ended December 31, 2004, the Company did not report any components of comprehensive income.  For the year ended December  31,  2003, the Company had other comprehensive income relating to foreign currency translations.

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average shares outstanding for the year ended December 31, 2004, have been increased for 5,192,941 shares of Common Stock as associated stock options have a dilutive effect on net income.  Additionally, the number of shares outstanding for the year ended December 31, 2004, have been increased for 4,481,148 shares of Common Stock determined under the "if converted" method, due to the issuance of convertible notes payable during the year ended December 31, 2004. On a diluted basis, the Company’s weighted average shares

EARNINGS PER SHARE, Continued

outstanding for the year ended December 31, 2003, have been increased for 1,212,992 shares of Common Stock as associated stock options have a dilutive effect on income from continuing operations, which is the benchmark number for determining whether potential common stock is included in determining earnings (loss) per share. In accordance with SFAS No. 128, the stock options are also considered to be potential common stock in determining loss per share on loss from discontinued operations and net loss, even though the stock options are antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The objective of this Issue is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004.  The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)”. The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets

NEW ACCOUNTING PRONOUNCEMENTS, Continued

exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In March 2005, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”).  The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), “Share-Based Payment”  (“Statement 123(R)”) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123(R).

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

RECLASSIFICATION

Certain  amounts have been  reclassified in the prior year to be consistent with the classification as of December 31, 2004.

2. BUSINESS COMBINATION, ACQUISITION AND DIVESTITURES:

The Company had the following acquisitions and divestments during the year ended December 31, 2004:

ACQUISITIONS

Effective July 1, 2004, the Company exercised its option to acquire a 92.8% working interest in a property located in Stephens County, Texas.  In addition to the acreage, the acquisition included one producing gas well drilled by the former owners, the coal bed methane well drilled by the Company during the year and seismic and geological studies.  The Company issued 3.6 million shares of Common Stock as consideration for the acquisition cost of $0.4 million.  The number of shares issued was negotiated between the parties based on analysis of the value of the underlying assets.  The per share price of $0.16 approximated the market price of the Company’s Common Stock at that time.  Approximately 70% of the acquired working interest in the property was acquired as a result of Capco’s exchange of shares for 100% equity ownership of Packard Gas Company with individuals, or entities controlled by individuals, who have either a direct, or beneficial, relationship to the Company, including the President of the Company.  The negotiated acquisition price was determined in amounts prorata to all members of the selling group.  Subsequent to the exercise of its option, the Company drilled and completed a gas well on the property at a cost of $0.2 million. Following a period of evaluation of the two producing gas wells the decision was made to discontinue further drilling activities on the property, and as a result, the Company only earned acreage attributable to each well location actually drilled on the property.

In September 2004, the Company acquired, from a Director of the Company, an 80% equity interest in Bison Energy Company (“Bison”), an entity organized for the purpose of owning, and operating, oil and gas properties in the state of Wyoming. The 20% minority interest is held by the Director. Bison’s operations since date of acquisition resulted in a loss of $23,000.  The entire amount of the loss has been reflected in the financial statements and no minority interest has been calculated.  Until such time as operations recover the deficiency in minority interest of $4,600, 100% of results of operations will be reported by Capco with no reduction for minority interest.  In conjunction with the equity investment, the Director exercised options at a price of $0.0625 per share to acquire 800,000 shares of the Company’s Common Stock. The option proceeds of $50,000 were advanced to Bison to provide funding for the acquisition of a 33.33% working interest in an oil property in the amount of $30,000; the balance was retained by Bison for working capital.  The property consists of 720 gross acres and includes nine wells, four of which are currently in production.  Rework operations are in progress in an effort to restore the remaining wells to production.

2. BUSINESS COMBINATION, ACQUISITION AND DIVESTITURES, Continued

OIL AND GAS PROPERTIES

In February 2004, the Company closed on an acquisition of a production platform with nine additional well in the Brazos Field, offshore in Matagorda County, Texas.  The Company owns a 90% working interest in the wells and will be operator of the property.  In conjunction with the acquisition, Capco plans to acquire leases for the mineral interests at an estimated cost of $0.1 million.  Such expenditure is necessary before the Company can initiate production from any of the acquired wells.  Under the terms of the agreement, the seller agreed to contribute as much as $1.0 million to apply toward payment of abandonment costs when, and if, such costs are incurred by the Company. In accordance with FAS 141, contingent consideration that is not recognized at the acquisition date is recognized and measured when the contingency is resolved and consideration is issued or becomes issuable.  As of December 31, 2004, the Company has not finalized its work program for this property, and had not expended any funds for lease acquisition.

In February 2004, the Company entered into an agreement to drill and complete a coal bed methane well in Stephens County, Texas.  The well was drilled to a depth of 1,100 feet at a cost of $0.1 million, and following a period of “dewatering” and evaluation, was determined to be non-productive.  By drilling the well Capco earned the right to negotiate the purchase of a leasehold interest in approximately 4,000 acres, along with wells previously drilled on the property.

In July 2004, the Company participated with a 15% working interest in the acquisition of leases covering approximately 7,000 gross acres in a drilling prospect located in Fayette County, Alabama.  Two wells were drilled on the property and both were determined to be incapable of commercial production.  The Company plans to further evaluate the undeveloped acreage to determine if additional drilling is warranted. Capco incurred expenditures for lease acquisition and drilling costs in the total amount of $0.2 million for it 15% participation.

Effective September 30, 2004, the Company sold its interests in non-operated producing properties located in Alabama and Louisiana to a company owned by the Company’s Chief Executive Officer.  Sales proceeds in the amount of $0.4 million were received by the Company in October 2004 and were used for working capital.  The sales proceeds were credited against the Company’s basis in oil and gas properties.  No gain or loss was recognized from the sale as the disposition represented only 3% of the Company’s proved reserves at the time of sale. If it is determined through due diligence by the Company that the properties could have been sold for an amount greater than $0.4 million, then the related party has the obligation to pay such excess to the Company, or the Company, at its option, may repurchase the properties at the original sales price.

In October 2004, the Company acquired a 45% working interest in two properties located in Creek County, Oklahoma.  The properties consisted of approximately 100 oil wells, the majority of which were not in production at the time of acquisition by the Company.  Under the terms of the purchase agreement the Company is obligated to expend a total of $0.6 million over a specified period of time in an effort to bring injection and production wells back in to service to earn the entire 45% interest. As of December 31, 2004, the Company had incurred $48,000 of such costs.

In December 2004, the Company acquired a 100% working interest in an oil property consisting of approximately 80 wells located in Osage County, Oklahoma.  The acquisition cost of $0.2 million is to be settled by the issuance of 1.0 million

OIL AND GAS PROPERTIES, Continued

shares of the Company’s Common Stock.  The per share price of $0.20 approximated the market price of Capco’s Common Stock at the time the agreement was negotiated with the seller.  The Common Stock was issued to the seller in March 2005.  The seller of the property retained a net profits interest in the amount of $0.3 million that is to be paid from one-third of the net production from the property until paid in full.  The net profit distributions will be included with the cost of the property as they are paid by Capco.  In addition, the purchase agreement stipulates that the Company expend a minimum of $0.1 million of property development costs within one year from the date of acquisition.  The Company intends to monitor the operating results of the property during the year 2005, and will make a determination as to the expenditure for development costs at a later date.  In accordance with FAS 141, the additional acquisition cost of $0.1 million will be recorded by the Company only if the decision is made to incur the expenditure.

Effective December 31, 2004, the Company sold its interests in non-operated producing properties located in Michigan and Montana and other assets to the Company’s Chief Executive Officer for the amount of $4.7 million.  The Company received a fairness opinion for the sale in January 2005.  The sales amount was settled by the payment of a cash deposit in the amount of $0.7 million, assumption of debt against the properties in the amount $3.3 million and the issuance of a note payable to the Company in the amount of $0.7 million.  The note was paid in full in March 2005.  The disposition resulted in a significant change to the depletion rate in Company’s full cost pool cost center, which required that gain or loss recognition be given to the sale.  The Company recorded a gain in the amount of $0.4 million from the sale.

LAND

In December 2004, the Company sold a parcel of undeveloped land consisting of approximately 160 acres located in the province of Alberta, Canada.  The Company had  owned the land since 1999 with a recorded cost basis of $0.2 million.  Consideration for the sale consisted of a cash payment of $0.1 million received in December 2004, assumption by the buyer of related indebtedness in the amount of $0.4 million and the issuance of a note receivable in the amount of $0.3 million.  The Company realized a gain in the amount of $0.6 million from the sale.  The note receivable was paid in full by the buyer in March 2005.

The Company had the following acquisitions and divestments during the year ended December 31, 2003:

OIL AND GAS PROPERTIES

In October  2003, the Company participated in the acquisition of producing properties and related gas processing and transmission facilities located in the state of Montana.  The Company acquired an approximate 4.3% interest in the acquired  properties.  Funding for the  acquisition  consisted  of a loan in the amount of $4.5 million provided by the operator of the acquired property, a cash payment  in the  amount of $250,000 and a credit in the  amount of $500,000 extended to the Company's Chief Executive Officer for his  participation in the acquisition process.  The  Company  acquired  the credit by issuing 8.7 million shares of Common Stock to the Chief Executive Officer.  In addition,  the seller deferred receipt of a portion of the sales  amount  which is to be repaid  from future cash flow from the acquired properties.  The Company's portion of this in the acquired property and by the Company's  interest in producing oil and gas property located in the state of Michigan.

OIL AND GAS PROPERTIES, Continued

obligation  is  $229,000.  The  Company  sold a portion  of the  total  acquired property  interest  to other  owners.  Proceeds  in the  amount of $1.4  million received from the other owners were credited  against the Company's basis in the acquired property.  The Company's cost of the acquisition was approximately $4.1 million.  The loan from the operator is collateralized by the Company's interest In October 2003, the Company  acquired from a third party a 3% working  interest in the Caplen Field in Galveston County, Texas at a recorded cost of $207,000.

In November  2003,  the Company  closed on the  acquisition of properties in the Brazos  Field,  offshore in  Matagorda  County,  Texas.  The Company  owns a 65% working  interest in the property and is the operator of the acquired  property. The  acquired  properties  consist of 22 wells,  two of which are  currently  in production. The Company's recorded cost of the acquisition,  including a funding obligation to the seller of the property in the amount of $1.1 million,  and net of fees earned from joint  interest  partners,  was $1.2 million.  In connection with the acquisition  the Company and its joint interest  partners were required to  provide a surety  bond in the  amount of $1.3  million  to the seller of the property.  The surety company required a cash deposit in the amount of $700,000, of which the Company's portion was $278,000.  A portion of monthly net cash flow from the acquired  property  will be used to fund the deposit  account until the bond limit of $1.3  million is fully  funded.  Effective February 2005, this  requirement was amended to provide for a series of twenty-four (24) monthly payments of $24,000 ($12,000 net to Capco’s interest) to fully fund the deposit account. The  surety  company  was given a security interest in the Company's working interests in the Brazos Field and the Caplen Field as collateral for this  obligation.  The Company's  Chief Executive Officer  also  provided  his  personal  guarantee  to  the  surety  company.  An additional  portion of the monthly net cash flow from the property  will be used to fund another deposit account to the seller. When this account balance reaches $1.7 million the $1.3 million bond will be released.  The  Company's  portion of this obligation, $1.1 million, in included in the Company's recorded cost of the acquisition.

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

Effective  September 30, 2003,  the Company  recorded the sale of Enterprises to Sedco,  Inc., a private  company owned by Ilyas  Chaudhary,  the Company's Chief Executive Officer. The operations of Enterprises for the nine month period ended September  30, 2003,  are reported as  discontinued  operations in the financial statements.  The  Company  reported a loss of $730,000  for the  disposal of the discontinued business interests (see Note 6).

Effective  September  30,  2003,  the Company  restored  assets and  liabilities attributable to business  interests that had previously been reported as sold as of December 31, 2002. A gain  resulting  from the sale had been  deferred by the Company due to debt guarantees provided by the Company on a significant level of debt that was included in the sales transaction (see Note 7).

Effective  December 31, 2003, the Company sold its equity  ownership in Resource and Limited to the  Company's  Chief  Executive  Officer for the  assumption  of certain liabilities.

3. INVESTMENTS IN EQUITY SECURITIES-MARKETABLE SECURITIES

As of December 31, 2004, the Company had  disposed of its portfolio of marketable  securities in common stock, realizing total losses in the amount of $65,000.

In January and February  2003, the Company sold the remaining shares of its equity interests in Chaparral Resources,  Inc., realizing a loss of $10,000 from the sales.  During the year 2003, the Company reported unrealized holding gains in the amount  of  $145,000  due to  increases  in the  carrying  value of marketable securities.

4. NOTES RECEIVABLE

Notes receivable consisted of the following as of December 31, 2004 (in thousands):

Note receivable, interest at 6% per annum,

due May 1, 2005, collateralized by land                       $   295

Note receivable, interest at 6% per annum,

due March 31, 2005, from a related party,

collateralized by Common Stock of the Company                     686

                                                                -----

                    Total                                     $   981

                                                                =====

The notes were paid in full in March 2005.

5. OIL AND GAS PROPERTIES

Oil and gas  properties  consisted of the  following as of December 31, 2004 (in thousands):

         Properties being amortized                          $ 10,713

         Properties not subject to amortization                   211

         Accumulated depreciation and depletion                (1,727)

                                                               ------

         Oil and gas properties, net                         $  9,197

                                                               ======

At December 31, 2004,  certain of these assets  collateralized  a portion of the Company's  long-term  debt (see  Note 9).  Certain  other oil and gas  producing properties collateralized the Company's obligation to a surety company (see Note 2).

Depreciation  and depletion  expense totaled $0.8 million and $0.6 million for the years ended December 31, 2004 and 2003, respectively.

6.  DISCONTINUED OPERATIONS

In October 2002, the Company's  Board of Directors  directed  management to sell all assets and liabilities of the petroleum marketing operations,  including the convenience stores operations.  In December 2002, the Company closed on the sale of assets located in the state of New Mexico (see Note 7).

In March 2003, the Company received a proposal from Sedco, Inc. ("Sedco"), a private company owned by Ilyas Chaudhary, the Company's Chief Executive Officer, to acquire  Enterprises,  except for 4.0 million shares of  Enterprises'  equity ownership in Network Fueling Corp., at a cash price of $2.5 million, effective

6.  DISCONTINUED OPERATIONS, Continued

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

The historical  operations of the business  interests subject to the disposition have been presented in the statements of operations and statements of cash flows as discontinued operations. Year 2003 includes the historical operations for the nine-month  period ended  September 30, 2003, that preceded the recorded sale. The Company is guarantor of certain  obligations of  Enterprises  and its  subsidiaries in the aggregate  amount of $1.1 million at December 31, 2004. The obligations  consist of vendor trade accounts,  and real estate and equipment  purchases and leases.  Management believes that there is  sufficient  underlying  collateral  value in the related assets to significantly reduce the potential loss, if any, to the Company.

Summarized  below are the results of discontinued  operations for 2003, consisting of the nine-month period from January 1 to September 30, 2003, the date of sale by Capco (in thousands):

          Sales                                      $ 49,082

          Gross profit                               $  8,860

          Loss from operations                       $   (841)

          Net loss from operations                   $ (1,264)

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

The Company  agreed to continue to operate the  businesses  for a period of time subsequent to the date of sale to allow the buyer time to make  separate  credit arrangements with lenders and suppliers, and to negotiate for the removal of the Company as the guarantor of a significant portion of the indebtedness assumed by the buyer. The sales transaction resulted in a gain to the Company in the amount of $0.2 million;  however,  due to the significant risk still assumed by the Company in the form of the loan guarantees, the gain is deferred until such time that the risk had either been significantly reduced or eliminated.

7. BUSINESSES UNDER CONTRACT FOR SALE, Continued

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

During the year 2003, the buyer marketed the real estate for sale, and certain properties were contracted for sale. The sale of one property closed in September 2003,  resulting  in a reduction in the amount of $0.6 million to the total debt  assumed by the buyer.  Effective  September  30,  2003,  the Company re-evaluated  the exposure  relating to the debt  guarantees.  While  management believed that there was sufficient value in the underlying  assets such that the Company would not incur a loss from this disposal, the Company believed that the disposal  no longer  met the  criteria  to be  recorded  as a divestiture  of a subsidiary for accounting  purposes.  Accordingly,  the  decision  was made at September 30, 2003, to restore the assets and  liabilities  attributable  to the businesses  that were sold to the Balance Sheet to be reported as "Assets attributable to businesses under contract for sale" and "Liabilities attributable to businesses under contract for sale".

The Company further evaluated the exposure relating to the debt guarantees as of December 31, 2003, and determined that there was not sufficient  value in the underlying assets such that the Company would, in all likelihood, incur a loss from  this  disposal.  It was estimated that the liabilities which are guaranteed by the Company  exceeded the underlying  net assets by  approximately $0.3 million.  The Company  accounted for this deficit by  eliminating the deferred gain of  $0.2 million that  was  recorded  at the  end of year 2002, and by recording a charge to year 2003 operations in the amount of $0.2 million.

Discussions between the parties continued throughout year 2004, and in December 2004, the parties entered into a Pay-Off Agreement (“Agreement”), which provided for the following:  the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date (“Date of Closing”).  Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days.  As a further condition of the Agreement, the buyer deposited into an escrow account ten million shares of the Company’s $0.001 par value Common Stock.  In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness  based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance.

8.  NOTES PAYABLE

Notes payable consisted of the following at December 31, 2004 (in thousands):

Note payable, interest at 20% per annum, due upon

closing of the acquisition of a certain producing oil

and gas property, collateralized by substantially all

of the Company’s assets                                             $  400

8.  NOTES PAYABLE, Continued

Note payable, interest at 6% per annum, payable in

monthly installments of $19, which includes principal

and interest, due November 2005, collateralized by

equipment                                                              198

Note payable, interest at 8% per annum, payable in

one installment of $80 and ten monthly installments

of $10, which includes principal and interest, to

November 2005, collateralized by oil and gas leases                    164

                                                                     -----

                 Total                                              $  762

                                                                     =====

9. LONG TERM DEBT

Long-term  debt  consisted  of  the  following  as of  December  31,  2004  (in thousands):

Note payable to an  individual,  interest at 9% per annum,

plus an  incremental interest rate of 1% for every $1 that

West Texas  Intermediate Crude exceeds $21 per barrel

payable  quarterly,  convertible  into Common Stock of the

Company at the option of the holder at a conversion rate

of $0.38, with the unpaid principal due in May 2003                 $    25

Note payable to a related party, interest at 7%, payable

in monthly installments of $4, due on June 30, 2006                     127

Note payable to an individual, interest at 12.0% per annum,

payable in monthly installments of $60, which includes

principal and interest, due in August 2006, collateralized

by producing oil and gas properties and by the guarantee

of the Company's Chief Executive Officer                              1,000

                                                                      -----

Total debt                                                            1,152

Less current maturities                                                 637

                                                                      -----

Long term debt                                                      $   515

                                                                      =====

The following is a summary of the principal  amounts  payable over the next two years (in thousands):

                   Year ending December 31,

                           2005                      $   637

                           2006                          515

                                                       -----

                                                     $ 1,152

                                                       =====

Interest expense for all corporate  borrowings totaled $399,000 and $153,000 for the years ended December 31, 2004 and 2003, respectively.

10. CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following as of December 31, 2004 (in thousands):

Notes payable to individuals, interest at 12% per

annum, payable quarterly, convertible into Common

Stock at the option of the holders at a conversion

rate of $0.20, with the unpaid principal due at

various times during the period February to June

2007 (net of unamortized discounts of $22)                          $   998

Note payable to an individual, interest at 9% per

annum, payable quarterly, convertible into Common

Stock at the option of the holder at a conversion

rate of $0.16, with the unpaid principal due in

September 2007 (net of unamortized discount of $75)                     585

                                                                      -----

                                                                    $ 1,583

                                                                      =====

At the option of the holders, the notes can be converted into as many as 9.2 million shares of the Company’s Common Stock.  Notes not converted during the three-year period from date of sale are to be redeemed for their face amount on the third anniversary from the subscription date.  Pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, discounts of approximately $0.1 million attributable to the beneficial conversion feature were recorded as additional paid in capital. The discounts are being amortized using the effective interest rate method over the terms of the indebtedness.

11. COMMITMENTS AND CONTINGENCIES

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

The Company is not aware of any environmental claims existing as of December 31, 2004, that would have a material impact on its consolidated  financial  position or results of  operations.  There can be no assurance, however, that current regulatory requirements will not change, or  past  non-compliance with environmental laws will not be discovered on the Company's properties.

11.  COMMITMENTS AND CONTINGENCIES, Continued

LAND RENTALS AND OPERATING LEASES

The Company  leases office  facilities  and  equipment  under  operating  leases expiring  through  October 31, 2007, and is obligated to pay land rentals on oil and gas properties  through  December 31, 2012. As of December 31, 2004,  future minimum  rental  payments  required  under  operating  leases are as follows (in thousands):

                   Year ending December 31,

                           2005                       $  114

                           2006                           92

                           2007                           78

                           2008                           24

                           2009                           24

                        Thereafter                        71

                                                        ----

                                                      $  403

                                                        ====

Rental expense charged to continuing operations totaled $64,000 and $70,000 for the years  ended  December  31,  2004 and  2003,  respectively.  Rental  expense included in discontinued  operations totaled $554,000 for the year ended December 31,  2003.

LEGAL PROCEEDINGS

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. A company engaged by Capco to provide well service in connection with workover operations on some of the Company’s offshore wells has filed a claim for unpaid invoices in the amount of approximately $0.2 million.  Capco has recorded less than $50,000 of such costs in its accounts, and has claims against the service company for damages and costs to its wells in an estimated amount in excess of $1.0 million.  The Company expects to show that its damages far exceed the claim amount asserted by the service company.

OTHER

In connection with the acquisitions of producing oil and gas properties that closed during the year ended December 31, 2004, Capco is committed to make development expenditures of $0.6 million during the year 2005 to earn the entire working interests stipulated in the purchase agreements.

Capco is obligated to a surety company to make monthly cash collateral deposits of $12,000 over a period of twenty-four months, beginning February 2005.

Various purchase agreements require that funding obligations of $1.1 million and $0.3 million be paid from the net profits, if any, derived from the respective operations of the properties.

12. EQUITY

COMMON STOCK

For the year ended December 31, 2004, the Company had the following  significant equity transactions:

The Company issued 300,000 shares of Common Stock in settlement of a liability with a recorded cost of $30,000, which represented the fair market value of the Common Stock when the settlement was agreed to by both parties.

12. EQUITY, Continued

COMMON STOCK, continued

The  Company  issued 1,095,000 shares of Common Stock upon the exercise of options, realizing proceeds of $70,500.

The Company issued 3,644,760 shares of Common Stock for the acquisition of an oil and gas property at a cost of $437,000, which represented the fair market value of the Common Stock when the acquisition closed.

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

TREASURY STOCK

In 2004, the Company  acquired 60,600 shares of Common Stock at a cost of $11,000 to be held as Treasury Stock.

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

12. EQUITY Continued

STOCK OPTIONS, Continued

A summary of the status of the  Company's  stock  option plan as of December 31, 2004 and 2003 is presented below:

                                    2004                      2003

                             ------------------        -------------------

                                        Weighted                    Weighted

                                        average                     average

                                        exercise                    exercise

                              Shares     price            Shares     price

                            --------- ----------        ---------  ---------

Outstanding

 at beginning of year      15,880,000    $ 0.13        11,141,604    $ 0.23

Granted at market                  --        --                --        --

Granted exceeding

 market                     1,700,000    $ 0.18        16,000,000    $ 0.13

Exercised                  (1,080,000)   $ 0.06          (120,000)   $ 0.06

Canceled                     (500,000)   $ 0.20       (10,861,604)   $ 0.24

Forfeited                          --        --          (280,000)   $ 0.23

                            ---------     -----         ---------     -----

Outstanding at end

 of year                   16,000,000    $ 0.14        15,880,000    $ 0.13

                           ==========     =====        ==========     =====

Options exercisable

 at end of year            16,000,000    $ 0.14        15,880,000    $ 0.13

                           ==========     =====        ==========     =====

                  Options Outstanding                       Options Exercisable

--------------------------------------------------------   ---------------------

                                    Weighted

                                     average    Weighted                Weighted

 Year      Range of      Number     remaining    average                 average

options    exercise     outstand-  contractual  exercise     Number     exercise

granted    prices          ing        life       price     exercisable   price

-------    --------     ---------  -----------  --------   -----------  --------

 2003   $0.06 to $0.25  14,800,000   3.75 years    $0.13    14,800,000     $0.13

 2004       $0.17        1,200,000   4.75 years    $0.17     1,200,000     $0.17

                        ----------                          ----------

        $0.06 to $0.25  16,000,000   3.82 years    $0.14    16,000,000     $0.14

Non-employee options

The Company did not issue options to acquire the Company’s Common Stock to any non-employee during the year ended December 31, 2004.

In  January  2003,  the  Company  issued an option to an  individual  to acquire 600,000  shares of the  Company's  Common  Stock at an exercise  price of $0.20, exercisable  for a period of three years.  The option was issued in exchange for market consulting services.  Using the Black-Scholes  option-pricing  model, the Company recorded an increase to paid-in capital, and a charge to operations, in the amount of  $38,000  for the value of the  option  grant.  Options to acquire 15,000 shares of the Company’s Common Stock were exercised during the year ended December 31, 2004, leaving a balance of unexercised options of 585,000 at December 31, 2004.

13. INCOME TAXES

Components of the  provision  for income taxes for the years ended  December 31, 2004 and 2003, are as follows:

                                               2004                    2003

                                               ----                    ----

Current                                      $   --                  $   --

Deferred                                         --                      --

                                               ----                    ----

Total provision                              $   --                  $   --

                                               ====                    ====

Following is a  reconciliation  of the Federal  statutory  rate to the effective income tax rate for the years ended December 31, 2004 and 2003:

                                               2004                   2003

                                               ----                   ----

Federal income tax rate                        34.0%                 (34.0)%

State income taxes, net of

  federal benefit                               6.0%                  (6.0)%

Utilization of NOL carry forward                 --                     --

Effect of valuation allowance                 (40.0)%                 40.0%

                                               ----                   ----

Effective income tax rate                       0.0%                   0.0%

                                               ====                   ====

At December  31,  2004,  the Company had net  operating  loss carry  forwards of approximately  $10.0  million.  The Company  anticipates  that it will be able to utilize only a portion of the net operating loss carry forwards  during the year 2004.  Therefore,  the Company has  established  a valuation  allowance  for the remaining  net  operating  loss carry  forwards.  The Company  realized as a tax benefit in the year 2004 only that amount  applicable to the net operating  loss carry forwards that were utilized in the year 2004. The valuation  allowance for the year ended December 31, 2004, decreased by approximately  $62,000.  The net operating loss carry forwards expire at various dates through the year 2021.

Deferred  tax assets and  liabilities  reflect  the net tax effect of  temporary differences between the carrying amount of assets and liabilities for financial reporting  purposes  and  amounts  used for  income  tax  purposes.  Significant components of the Company's  deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                  2004                2003

                                                  ----                ----

Deferred tax asset:

Marketable securities, receivables and

  liabilities                                  $    27              $    --

Loss carry forward                               3,973                2,631

Less: valuation allowance                       (2,149)              (2,078)

                                                 -----                -----

                                               $ 1,851              $   553

                                                 =====                =====

Deferred tax liability:

Property and equipment and investments         $ 1,851              $   553

                                                 =====                =====

14. RELATED PARTY TRANSACTIONS

Year Ended December 31, 2004

The Company had several  transactions  with its Chief Executive  Officer,  Ilyas Chaudhary, and Sedco, Inc. and Meteor Enterprises, Inc.,  private  companies controlled  by Mr.  Chaudhary ("affiliates").  The  Company  received  cash  advances  in the total  amount of $350,000 from affiliates.  The Company paid expenses in the amount of $93,000 in behalf of affiliates,  and was charged a total of $67,000 for expenditures made by  affiliates  in  behalf  of the  Company.  The  Company  accrued,  and  paid, compensation  expense in the amount of $175,000 due to  affiliates in accordance with the Chief Executive Officer's employment. The Company made cash advances in the total  amount of $766,000 to  affiliates  that  included  repayment  of balances owed to affiliates at the beginning of the year, repayment of cash advances  received  during the year and settlement of  expenditures  made by the respective  parties during the year in behalf of each other.  Of such advances, $108,000 was considered to be advance payments of Mr. Chaudhary’s compensation for the year 2005, and has been reclassified as a prepaid expense in the accompanying financial statements as of December 31, 2004.  No amount was due to, or due from, affiliates at December 31, 2004, except as discussed below.

Effective September 30, 2004, the Company sold its interests in non-operated producing properties located in Alabama and Louisiana to a company owned by the Company’s Chief Executive Officer.  Sales proceeds in the amount of $0.4 million were received by the Company in October 2004 and were used for working capital. If it is determined through due diligence by the Company that the properties could have been sold for an amount greater than $0.4 million, then the related party has the obligation to pay such excess to the Company, or the Company, at its option, may repurchase the properties at the original sales price.

In September 2004, the Company acquired from a Director of the Company an 80% equity interest in a start-up company formed for the purpose of acquiring producing oil and gas properties.  Subsequent to the incorporation of the company, Capco advanced $50,000 to the company to provide funding for the cost of an acquisition and for working capital.

In October 2004, the Company issued 3.6 million shares of Common Stock as consideration for the acquisition cost of an oil and gas property.  The number of shares issued was negotiated between the parties based on analysis of the value of the underlying assets.  The per share price of $0.16 approximated the market price of the Company’s Common Stock at that time.  Approximately 70% of the acquired working interest in the property was acquired as a result of Capco’s exchange of shares for 100% equity ownership of Packard Gas Company with individuals, or entities controlled by individuals, who have either a direct, or beneficial, relationship to the Company, including the President of the Company.  The negotiated acquisition price was determined in amounts prorata to all members of the selling group.

Effective December 31, 2004, the Company sold its interests in non-operated producing  properties located in Michigan and Montana and other assets to the Company’s Chief Executive Officer for the amount of $4.7 million.  The Company received a fairness opinion for the sale in January 2005.  The sales amount was settled by the payment of a cash deposit in the amount of $0.7 million, assumption of debt against the properties in the amount of $3.3 million and the issuance of a note payable to the Company in the amount of $0.7 million.  The note was paid in full in March 2005.

The Company incurred interest expense in the amount of $11,000 on a note payable to a Director of the Company that was outstanding during the year ended December 31, 2004.

14. RELATED PARTY TRANSACTIONS, Continued

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

15. PROFIT SHARING PLAN

The  Company  maintains a defined  contribution  profit  sharing  plan ("401 (k) Plan") covering all eligible  employees.  Profit sharing  contributions are made (i) at the  discretion  of the Board of  Directors;  and (ii) on the  employee's behalf from salary  deferrals.  Eligible  employees may  contribute on a pre-tax basis  up to 100% of their  qualifying  annual  compensation,  to a  maximum  of $40,000. Employer discretionary contributions are not to exceed 50% of the first six percent of each employee's compensation. The Company did not incur any expense for employer matching contributions for either of the years ended December 31, 2004 and 2003.

16. BUSINESS SEGMENTS

For the years  ended  December  31, 2004 and 2003,  the Company  operated in one industry segment: acquisition,  exploration,  development, and production of oil and gas reserves, including investments in the equity securities of other public companies involved in similar activities. The Company's headquarters and all of its  operations are located in the United  States of America.  Effective December 31, 2003, the Company disposed of its oil and gas property interests in Canada.  A summary of the Company's  revenues and long-lived  assets by geographic area is as follows (in thousands):

                                           Canada     United States     Total

                                          --------    -------------    -------

Sales:

  Year ended December 31, 2004            $    --         $ 5,255      $ 5,255

                                           ======          ======       ======

  Year ended December 31, 2003            $    13         $ 3,135      $ 3,148

                                           ======          ======       ======

At December 31, 2004:

  Oil and gas properties (net)            $    --         $ 9,197      $ 9,197

                                           ======          ======       ======

  Other property and equipment (net)      $    --         $   649      $   649

                                           ======          ======       ======

17. MAJOR CUSTOMERS

For the year ended  December  31, 2004,  the Company had sales to two  customers that accounted for approximately 52.3% and 33.0%, respectively,  of total sales. One customer accounted for 49.6% of accounts receivable as of December 31, 2004.

For the year ended  December  31, 2003,  the Company had sales to two customers that accounted for approximately 75.7% and 10.7%, respectively, of total sales.

18. SUBSEQUENT EVENTS

On February 3, 2005, the Company announced that drilling had commenced on an exploratory well at Outer Continental Shelf (“OCS”) Galveston Block 297. Capco is the operator of the well which is targeted for a total drilled depth of 13,500 feet.  The Company’s initial working interest ownership in the property was 60%; however, portions of that interest were subsequently sold to private investors. On April 12, 2005, the Company announced that due to encountering excessive gas pressures at a depth of approximately 13,350 feet, the decision was made to sidetrack from the existing well bore and re-drill the well from a depth of approximately 8,500 feet to a depth in excess of 14,000 feet.  As a result of the difficulties encountered in drilling this well, the cost has substantially exceeded the Company's planned expenditures in this regard and is increasing as the drilling continues.  Significant capital resources of the Company have been and will continue to be utilized to pay the ongoing costs associated with the well. While the Company believes that it has sufficient capital resources to complete the drilling as currently planned, any further delays or complications may result in additional costs for which the Company will need to make financial arrangements.  The Company anticipates that it will recover certain of the drilling costs from participants in the well if and when the drilling reaches the targeted depth.  Additionally, the Company intends to pursue a

18. SUBSEQUENT EVENTS, Continued

claim on the insurance covering the drilling of the well based upon the consequences of encountering the excessive gas pressures in the initial well bore, and any insurance proceeds would also assist in recovering a portion of the drilling costs.  The Company cannot make any assurances concerning the potential completion of or production from this well.

On February 7, 2005, the Company executed an Amended Memorandum of Terms with an unrelated private investor (the “Investor”) that provided the terms whereby the Investor would invest up to $7.5 million in oil and gas property interests owned by the Company.  The properties effected by the transaction included three wells in the Company-operated Brazos Field in the Texas Gulf Coast, the exploratory well at OCS Galveston Block 297 and a pending acquisition of producing properties in OCS High Island Block 196.  In addition, the Investor holds an option to participate in a planned workover on a well in the Brazos Field, and agreed to fund future capital requirements for the applicable properties in amounts and at times determined by mutual agreement of Capco and the Investor.  Closing of the transaction is scheduled to occur at the time that the Investor receives approval to own offshore leases from the Minerals Management Service (“MMS”).  In addition to the acquired property interests, the Investor is to receive warrants to purchase shares of Capco’s Common Stock.  The number of warrants will be determined based on the trading price of the Common Stock at the date of closing.

The Investor paid $1.5 million to the Company for a portion of Capco’s interests in the wells in the Brazos Field and the exploratory well being drilled at OCS Galveston Block 297.

On February 10, 2005, Capco announced the purchase of producing properties in OCS High Island Block 196 at a cost of $2.5 million.  Additionally, bonds in the total amount of $3.5 million were posted with the MMS.  Funding for the acquisition, including bond deposits, was provided by the Investor, who will initially own the entire acquired interest.  Capco will operate the property.

In addition to the fundings described above the Investor had previously advanced $0.4 million to Capco in December 2004 for a deposit that was made in connection with the acquisition of the OCS High Island Block 196 property.  In total the fundings amounted to $6.4 million.  This amount is documented as a bridge loan that is to remain in effect until the Investor receives owner approval from the MMS and the property interests are assigned by Capco to the Investor.  In addition to the Investor’s acquired interests in several of Capco’s properties, the Company has provided the Investor with additional security interests in a majority of the Company’s unencumbered assets.  The security will be released when the assignments become effective.

All of the operating cash flow attributable to the acquired property interests will accrue to the Investor, until such time that the Investor has received reimbursement of all invested funds, plus a stated return on the invested funds (“Payout”).  At Payout, Capco will earn a two-thirds interest in the future net operating cash flow to be derived from the property interests.

On March 10, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors with respect to a private placement under Regulation D of 10 million shares of the Company's Common Stock and common stock purchase warrants for 5 million shares of the Company's Common Stock (the "Warrants"), for a total purchase price of $3.0 million.  The transaction closed on March 11, 2005.  No underwriter discounts or commissions were paid in connection with this transaction.  Capco intends to use the net proceeds from this issuance and sale of securities in the acquisition and development of oil and gas properties and for general corporate purposes.

18. SUBSEQUENT EVENTS, Continued

The Warrants are exercisable into a total of 5,000,000 shares of the Company's Common Stock at an initial exercise price of $0.45 per share, subject to adjustment pursuant to the anti-dilution provisions set forth in the Warrants, and expire five (5) years from the date of issuance.

On March 11, 2005, Capco issued 1 million shares of the Company’s Common Stock to an individual, realizing proceeds of $0.2 million.  Capco intends to use the proceeds for working capital.

On March 15, 2005, the Company entered into an agreement for the acquisition of producing properties located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30, and funded a $1.0 million cash deposit with the seller of the properties.  Closing for the acquisition is scheduled for May 4, 2005.  The closing cost is expected to approximate $12.0 million, after adjustment for net revenue credits from the effective date to the closing date and after credit for the $1.0 million cash deposit.  Capco expects to fund the acquisition cost by selling the acquired property interests to third parties, while retaining an interest in the properties after the third parties receive payout on their investment amounts.

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

As reported in the Company's Form 10-QSB/A for the quarterly  period ended March 31, 2003, a review by the  Securities  and Exchange  Commission of the Company's engineered  proved reserves as previously  reported resulted in the exclusion of certain proved  undeveloped  reserves.  The excluded  reserves  consisted of 10,005 mmcf of gas and 297,000 barrels or oil at December 31, 2002.  The following information has been revised to include these changes.

ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas, the majority of which are located within the United States, as well as changes in proved reserves during the past two years are indicated below:

                                                 Oil (Bbls)    Natural Gas (MCF)

                                                 ---------     ----------------

United States

-------------

Proved reserves at December 31, 2002              537,792          2,861,743

Purchases of minerals in place                     95,573         15,453,989

Extensions and discoveries                             --                 --

Sales of minerals in place                        (68,325)          (184,611)

Production                                        (38,613)          (408,747)

Revisions of previous estimates                    34,788           (108,111)

                                                 --------         ----------

Proved reserves at December 31, 2003              561,215         17,614,263

Purchases of minerals in place                    240,212             83,231

Extensions and discoveries                             --                 --

Sales of minerals in place                       (190,355)        (6,262,191)

Production                                        (22,087)          (727,336)

Revisions of previous estimates                  (202,305)        (7,591,696)

                                                 --------         ----------

Proved reserves at December 31, 2004              386,680          3,116,271

                                                 ========         ==========

Proved developed reserves, December 31, 2004      307,818          1,458,287

                                                 ========         ==========

ANALYSIS OF CHANGES IN PROVED RESERVES, Continued

                                                 Oil (Bbls)    Natural Gas (MCF)

                                                 ---------     ----------------

Canada

------

Proved reserves at December 31, 2002                   --                --

Production                                             --            (7,584)

Revisions of previous estimates                        --             7,584

                                                   ------            ------

Proved reserves at December 31, 2003                   --                --

                                                   ======            ======

Proved developed reserves, December 31, 2003           --                --

                                                   ======            ======

Effective December 31, 2003, the Company disposed of its interest in producing properties in Canada.

There are no reserves  attributable  to  partnership  or minority  interests  at December 31, 2004.

The Company  incurred the  following  capitalized  costs  related to oil and gas activities during the year ended December 31, 2004 (in thousands):

              Properties being amortized                  $ 4,029

              Properties not subject to amortization          211

                                                            -----

                                                          $ 4,240

                                                            =====

OIL AND GAS OPERATIONS

Depletion,  depreciation  and amortization per equivalent unit of production for the years ended December 31, 2004 and 2003, was $5.55 and $5.72, respectively.

Costs incurred by the Company during the year 2004 for acquisition, exploration and development activities are as follows (in thousands):

              Acquisition of producing properties        $   681

              Exploration and development                  3,559

                                                           -----

                                                         $ 4,240

                                                           =====

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOWS AND CHANGES THEREIN

The following information at December 31, 2004, and for the years ended December 31, 2003 and 2004, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

Future cash inflows  were  computed by applying  year-end  prices of oil and gas (with  consideration of price changes only to the extent provided by contractual arrangements)  and using the  estimated  future  expenditures  to be incurred in developing and producing the proved reserves,  assuming continuation of existing economic conditions.

Future income tax expenses were computed by applying  statutory income tax rates to the difference between pretax net cash flows relating to the Company's proven oil and gas  reserves  and the tax basis of proved  oil and gas  properties  and

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOWS AND CHANGES THEREIN, Continued

available  operating loss and excess statutory  depletion  carryovers reduced by investment tax credits. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

The following  table  presents the  standardized  measure of discounted net cash flows at December 31, 2004 (in thousands):

                                               United States

                                               -------------

Future cash inflows                               $ 34,039

Future cash outflows:

Production costs                                   (10,418)

Development costs (1)                               (5,787)

                                                   -------

Future net cash flows before

 future income taxes                                17,834

Future income taxes                                 (4,586)

                                                    ------

Future net cash flows                               13,248

Adjustment to discount future

 annual net cash flows at 10%                       (3,683)

                                                    ------

Standardized measure of discounted

 future net cash flows                            $  9,565

                                                    ======

(1) Includes  estimated  expenditures in each of the next three years to develop proved undeveloped reserves as follows (in thousands): $1,919 (2005), $894 (2006), and $-0- (2007).

The following tables summarize the principal  factors  comprising the changes in the standardized measures of discounted net cash flows during the years 2004 and 2003 (in thousands):

                                             United States       Canada

Year 2004                                    -------------     ----------

---------

Standardized measure, beginning of

 period                                        $ 32,442       $     --

Sales of oil and gas, net of

 production costs                                (2,264)            --

Net change in sales prices, net of

 production costs                                 9,279             --

Changes in estimated future

 development costs                               (1,658)            --

Purchases of minerals in place                    2,956             --

Sales of minerals in place                      (11,841)            --

Revisions of quantity estimates                 (30,488)            --

Accretion of discount                             3,244             --

Other, including changes in production

 rates (timing)                                  (2,845)            --

Change in income taxes                           10,740             --

                                                 ------         ------

Standardized measure, end of period            $  9,565       $     --

                                                 ======         ======

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOWS AND CHANGES THEREIN, Continued

                                             United States       Canada

Year 2003                                    -------------     ----------

---------

Standardized measure, beginning of

 period                                        $  8,101       $     --

Sales of oil and gas, net of

 production costs                                (1,587)            (5)

Net change in sales prices, net of

 production costs                                 1,906             --

Changes in estimated future

 development costs                                 (149)            --

Purchases of minerals in place                   35,386             --

Sales of minerals in place                         (705)            --

Revisions of quantity estimates                     202              5

Accretion of discount                               810             --

Other, including changes in production

 rates (timing)                                     472             --

Change in income taxes                          (11,994)            --

                                                 ------         ------

Standardized measure, end of period            $ 32,442       $     --

                                                 ======         ======

Effective December 31, 2003, the Company disposed of its interest in producing properties in Canada.