Form 10QSB
period 2005-03-31
CAPCO ENERGY INC
filed 2005-06-13
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Address of Principal Executive Offices

(713) 622-5550

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

                           [ X ]    Yes       [ ]        No

There were 117,280,769 shares of the Registrant's $.001 par value common stock outstanding as of May 31, 2005.

                            PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005

                                   (Unaudited)

                                     ASSETS

                             (Dollars in Thousands)

Current Assets:

  Cash                                                          $  1,491

  Marketable securities                                              399

  Accounts receivable-trade, net of

    allowance of $46                                                 757

  Deposits on property acquisitions                                5,936

  Deferred tax asset                                                  27

  Other current assets                                               237

                                                                  ------

     Total Current Assets                                          8,847

Oil and gas properties, using full cost accounting,

  less accumulated depreciation and depletion of $2,103           14,412

Other Assets:

  Assets attributable to businesses under contract

    for sale                                                       4,063

  Other property, less accumulated depreciation of $82               687

  Other assets                                                       673

                                                                  ------

     Total Assets                                               $ 28,682

                                                                  ======

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (continued)

                                 MARCH 31, 2005

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Dollars in Thousands)

Current Liabilities:

  Accounts payable, trade                                       $  3,263

  Notes payable                                                    6,646

  Current maturities, long-term debt, including a

   related party                                                     711

  Accrued expenses                                                   896

                                                                 -------

     Total Current Liabilities                                    11,516

                                                                 -------

Non-current Liabilities:

  Long term debt, less current maturities                            346

  Convertible promissory notes, net                                1,562

  Asset retirement obligations                                     2,217

  Long term liabilities                                              361

  Deferred tax liability                                              27

                                                                 -------

     Total Non-current Liabilities                                 4,513

                                                                 -------

Liabilities attributable to businesses under contract

  for sale                                                         4,346

                                                                 -------

     Total Liabilities                                            20,375

                                                                 -------

Commitments and Contingencies                                         --

Stockholders' Equity:

Common stock, $0.001 par value;

  authorized 150,000,000 shares;

  113,792,762 shares issued                                          114

Additional paid in capital                                         6,575

Treasury stock, 1,267,708 shares, at cost                           (138)

Retained earnings                                                  1,756

                                                                 -------

     Total Stockholders' Equity                                    8,307

                                                                 -------

     Total Liabilities and

     Stockholders' Equity                                       $ 28,682

                                                                 =======

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended March 31, 2005 and 2004

                                   (Unaudited)

                     (Dollars in Thousands except per share)

                                                           2005          2004

                                                          ------        ------

Sales                                                    $ 1,088       $ 1,364

Cost of sales                                                739           702

                                                          ------        ------

     Gross profit                                            349           662

                                                          ------        ------

General and administrative expenses                          290           279

Depreciation, depletion and accretion                        412           167

                                                          ------        ------

     Total operating expenses                                702           446

                                                          ------        ------

    (Loss) income from operations                           (353)          216

Other Income (Expenses):

  Interest income                                             12             3

  Interest expense                                          (105)          (67)

  Losses on sales of investments-

    marketable securities                                     --           (63)

  Holding losses-marketable securities                        --            (1)

                                                          ------        ------

    (Loss) income from continuing operations

       before taxes and minority interest                   (446)           88

Provision for income taxes                                    --            --

                                                          ------        ------

     Net (loss) income                                   $  (446)      $    88

                                                          ======        ======

Earnings per share-basic:

  Net (loss) income                                      $    --       $    --

                                                          ======        ======

Earnings per share-diluted:

  Net (loss) income                                      $    --       $    --

                                                          ======        ======

Weighted average common share and common

 share equivalents:

  Basic                                               99,769,935    94,855,729

                                                      ==========    ==========

  Diluted                                            108,943,268   101,505,837

                                                     ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2005 and 2004

                                   (Unaudited)

                             (Dollars in Thousands)

                                                           2005          2004

                                                          ------        ------

Cash Flows From Operating Activities:

  Net (loss) income                                      $  (446)      $    88

  Adjustments to reconcile net (loss) income to

    net cash provided by operating activities:

      Depreciation, depletion and accretion                  412           167

      Losses on sales of investments-marketable

       securities                                             --            63

      Holding losses-marketable securities                    --             1

      Amortization of deferred loan costs and

       beneficial conversion feature                          21            --

      Decrease in deferred tax asset                          --           116

      Decrease in deferred tax liability                      --          (116)

  Changes in assets and liabilities:

   (Increase) decrease in assets:

      Accounts receivable-trade                             (276)         (165)

      Other current assets                                   (99)           (3)

    Increase (decrease) in liabilities:

      Accounts payable                                     1,945           228

      Accrued expenses                                        --           152

                                                          ------        ------

  Net cash provided by operating activities                1,557           531

                                                          ------        ------

Cash Flows From Investing Activities:

    Decrease in related party accounts                        (2)          (70)

    Capital expenditures for oil and gas property         (5,591)          (86)

    Deposits for property acquisitions                    (5,536)           --

    Expenditures for other property and assets               (50)         (148)

    Purchase of marketable securities                       (397)           --

    Collection of notes receivable                           981            --

    Deposits for bond collateral                            (262)           --

    Proceeds from sale of marketable securities               --           129

                                                          ------        ------

  Net cash used in investing activities                  (10,857)         (175)

                                                          ------        ------

Cash Flows From Financing Activities:

    Proceeds from notes payable                            6,036            --

    Proceeds from long-term debt                              --           120

    Payments on long term debt                               (95)         (423)

    Payments on notes payable                               (152)           --

    Payment on long term liabilities                          --           (19)

    Sale of Common Stock                                   3,197            --

                                                          ------        ------

  Net cash provided by (used in)

    financing activities                                   8,986          (322)

                                                          ------        ------

(Continued on next page)

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2005 and 2004

                                   (Unaudited)

                             (Dollars in Thousands)

                                   (continued)

                                                           2005          2004

                                                          ------        ------

  Net (decrease) increase in cash                           (314)           34

  Cash, beginning of period                                1,805            35

                                                          ------        ------

  Cash, end of period                                    $ 1,491       $    69

                                                          ======        ======

Supplemental disclosure of cash flow information:

Interest paid                                            $   235       $    67

                                                          ======        ======

Taxes paid                                               $    --       $    --

                                                          ======        ======

Supplemental disclosure of non-cash financing and

investing activities:

Common Stock issued in settlement of liabilities         $   286       $    30

                                                          ======        ======

Common Stock issued for conversion of

 promissory note                                         $    30       $    --

                                                          ======        ======

Paid in capital provided as equity component of

 debt financing                                          $    --       $    21

                                                          ======        ======

The accompanying notes are an integral part of the consolidated financial statements.

CAPCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004, filed with the Company's Form 10-KSB.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly and majority owned subsidiaries. All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's significant subsidiaries in the year 2005 include Capco Offshore, Inc. and Packard Gas Company.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

MAJOR CUSTOMERS

One customer accounted for 65% of the Company's net sales for the three months ended March 31, 2005, and two customers accounted for 56% and 33%, respectively, of the Company's net sales for the three months ended March 31, 2004. Three customers accounted for 27%, 12% and 11%, respectively, of the Company's accounts receivable at March 31, 2005.

OIL AND GAS PROPERTY

During the quarter ended March 31, 2005, the Company incurred expenditures of approximately $5.6 million in its oil and gas acquisition, exploration and development activities. Of this amount, $5.1 million was attributable to the drilling of an exploratory well in Outer Continental Shelf (“OCS”) Galveston Block 297.  At March 31, 2005, drilling operations were still in progress on the well.  The cost incurred as of March 31, 2005, was excluded from the full cost pool for purposes of determining cost depletion for the current period as the outcome of the drilling activity was not known (see Note 6 - Subsequent Events).

The Company also incurred expenditures of $0.1 million in connection with the development of the properties located in Creek County, Oklahoma, which were acquired in October 2004, and $0.3 million on the Brazos Field located in offshore Matagorda County, Texas.

The Company charged a total of $0.1 million of in-house and third party general and administrative charges to the full cost pool as a result of time and expenses incurred during the quarter ended March 31, 2005, in its efforts to acquire and develop additional oil and gas reserves.

On February 7, 2005, the Company executed an Amended Memorandum of Terms with an unrelated private investor (the “Investor”) that provided the terms whereby the Investor would invest up to $7.5 million in oil and gas property interests owned by the Company.  The properties effected by the transaction included three wells in the Company-operated Brazos Field in the Texas Gulf Coast, the exploratory well at OCS Galveston Block 297 and a pending acquisition of producing properties in OCS High Island Block 196.  In addition, the Investor holds an option to participate in a planned workover on a well in the Brazos Field, and agreed to fund future capital requirements for the applicable properties in amounts and at times determined by mutual agreement of Capco and the Investor.  Closing of the transaction is scheduled to occur at the time that the Investor receives approval to own offshore leases from the Minerals Management Service (“MMS”).  In addition to the acquired property interests, the Investor is to receive warrants to purchase shares of the Company’s Common Stock.  The number of warrants will be determined based on the trading price of the Common Stock at the date of closing.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

OIL AND GAS PROPERTY, Continued

In addition to the fundings described above the Investor had previously advanced $0.4 million to Capco in December 2004 for a deposit that was made in connection with the acquisition of the OCS High Island Block 196 property.  In total the fundings amounted to $6.4 million.  This amount is documented as a bridge loan that is to remain in effect until the Investor receives owner approval from the MMS and the property interests are assigned by Capco to the Investor.  In addition to the Investor’s acquired interests in several of Capco’s properties, the Company has provided the Investor with additional security interests in a majority of the Company’s unencumbered assets.  The security will be released when the assignments become effective (see Note 6 - Subsequent Events).

On March 15, 2005, the Company entered into an agreement for the acquisition of producing properties located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30, and funded a $1.0 million cash deposit with the seller of the properties.  The acquisition closed on May 4, 2005, at a cost of approximately $12.1 million, after adjustment for net revenue credits from the effective date to the closing date and after credit for the $1.0 million cash deposit.  Substantially all of the funds required at closing were paid by the Investor (see Note 6 - Subsequent Events).

All of the operating cash flow attributable to the property interests discussed above will accrue to the Investor, until such time that the Investor has received reimbursement of all invested funds, plus a stated return on the invested funds (“Payout”).  At Payout, Capco will earn a two-thirds interest in the future net operating cash flow to be derived from the property interests, and have an option to acquire the remaining one-third interest from the Investor.  The Investor also has an option to sell the property interests to the Company (see Note 6 - Subsequent Events).

NOTES PAYABLE AND LONG-TERM DEBT

During the quarter ended March 31, 2005, the Company retired a total of $0.3 million of notes payable and long-term debt.  Payments on long-term debt in the original amount of $1.0 million and two notes payable totaled $246,000.  A holder of a convertible promissory note in the amount of $30,000 elected to convert the note to 150,000 shares of Common Stock.

In addition, as described above, a private investor (“Investor”) provided funding in the amount of $6.0 million to acquire interests in Company-owned oil and gas producing properties and for an acquisition that closed during the current interim period.  This amount, coupled with $0.4 million that had been advanced in December 2004, was documented as a bridge loan at March 31, 2005, pending owner approval by the MMS in order for certain of the acquired property interests to be assigned to the Investor.

COMMON STOCK

During the quarter ended March 31, 2005, the Company had the following equity transactions:

The Company issued 125,000 shares of Common Stock upon the exercise of options, realizing proceeds of $22,000.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

COMMON STOCK, Continued

The Company issued 1,074,286 shares of restricted Common Stock to settle liabilities reported as of the end of the prior fiscal year in the total amount of $213,000.  Included in these amounts were 1.0 million shares issued in settlement of an obligation for the acquisition of a property at a recorded cost of $200,000.

The Company issued 420,000 shares of Common Stock under its 1999 Incentive Option Plan for compensation in the amount of $73,500 which had been reported as a liability  as of the end of the prior fiscal year.

The Company issued 150,000 shares of restricted Common Stock upon the election by a holder of a convertible promissory note in the amount of $30,000, to convert the note into Common Stock.

The Company issued 1.0 million shares of restricted Common Stock to an individual, realizing proceeds of $175,000.

On March 10, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors with respect to a private placement under Regulation D, issuing 10.0 million shares of restricted Common Stock and warrants for 5.0 million shares of Common Stock for proceeds of $3.0 million.  The warrants are exercisable for a period of five years from date of issue at a price of $0.45 per share of Common Stock.  No underwriter discounts or commissions were paid in connection with the transaction.

On March 8, 2005, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of shares authorized to be issued by the Company from 150,000,000 to 500,000,000 shares of Common Stock.  The amendment is subject to approval by the Company’s shareholders at its annual meeting, scheduled for June 2005.

STOCK BASED COMPENSATION

During the quarters ended March 31, 2005 and 2004, the Company did not grant any stock option awards. In addition, there were no outstanding stock option awards granted in prior periods for which a portion of such grants vested in the first quarter of either 2005 or 2004.  Accordingly, there is no compensation cost attributable to stock based compensation for the interim periods.

NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2003, the Company received a proposal from Sedco, Inc. ("Sedco"), a private company owned by Ilyas Chaudhary, the Company's Chief Executive Officer, to acquire Enterprises, a subsidiary whose business interests consisted principally of the marketing of petroleum products.  The Company received a cash purchase price of $1.75 million and recorded the sale of the business interests, effective September 30, 2003, recording a loss of $730,000 for the disposal of the discontinued business interests.

The Company is guarantor of certain obligations of Enterprises and its subsidiaries in the aggregate amount of $1.1 million at March 31, 2005.  The obligations consist of vendor trade accounts, and real estate and equipment purchases. Management believes that there is sufficient underlying collateral value in the related assets to significantly reduce the potential loss, if any, to the Company.

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

Beginning in the year 2003, the buyer marketed the real estate for sale, and certain properties have been sold and the remaining properties are listed for sale.  A portion of the proceeds available from the property sales have been used to reduce the outstanding debt assumed by the buyer. Effective September 30, 2003, the Company re-evaluated the exposure relating to the debt guarantees. While management believed that there was sufficient value in the underlying assets such that the Company would not incur a loss from this disposal, the Company believed that the disposal no longer met the criteria to be recorded as a divestiture of a subsidiary for accounting purposes. Accordingly, the decision was made at September 30, 2003, to restore the assets and liabilities attributable to the businesses that were sold to the Balance Sheet to be reported as "Assets attributable to businesses under contract for sale" and "Liabilities attributable to businesses under contract for sale".

The Company further evaluated the exposure relating to the debt guarantees as of December 31, 2003, and determined that there was not sufficient value in the underlying assets such that the Company would, in all likelihood, incur a loss from this disposal. It was estimated that the liabilities which are guaranteed

NOTE 3 - BUSINESSES UNDER CONTRACT FOR SALE, Continued

by the Company exceeded the underlying net assets by approximately $333,000. The Company accounted for this deficit by eliminating the deferred gain of $182,000 that was recorded at December 31, 2002, and by recording a charge to year 2003 operations in the amount of $151,000.

The former subsidiary has been in default on the indebtedness since 2003. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees.

Discussions have been held with the lender, and in December 2004, the parties entered into a Pay-Off Agreement (“Agreement”), which provided for the following:  the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date (“Date of Closing”).  Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days.  The $1.0 million payment was not made on or before May 31, 2005, and accordingly, the Date of Closing was not extended.  As a further condition of the Agreement, the buyer deposited into an escrow account ten million shares of the Company’s Common Stock.  In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance.  In March 2005, proceeds in the amount of $95,000 from the sale of a property were utilized as an additional principal payment to the lender.

NOTE 4 - EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, the number of shares outstanding for the three month period ended March 31, 2005, have been increased for 9,173,333 shares of Common Stock, determined under the “if converted” method, due to the outstanding convertible promissory notes during the period.  Under the treasury method of calculating additional shares outstanding, the Company's weighted average shares outstanding for the three month period ended March 31, 2005, would have been increased for 10,320,891 shares of Common Stock if associated stock options and warrants would have had a dilutive effect.  Due to the net loss reported by the Company, the effect of including shares attributable to stock options and warrants would have been antidilutive.   On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average number of shares outstanding for the three month period ended March 31, 2004, have been increased for 6,505,053 shares of Common Stock as associated stock options have a dilutive effect on net income.  Additionally, the number of shares outstanding for the three month period ended March 31, 2004, have been increased for 145,055 shares of Common Stock, determined under the “if converted” method, due to the issuance of convertible promissory notes during the period.

NOTE 5 - BUSINESS SEGMENTS

During the three month periods ended March 31, 2005 and 2004, the Company operated in one business segment: acquisition, exploration, development, and production of oil and gas reserves. The Company's headquarters and all of its operations are located in the United States of America.  A summary of the Company's revenues and long-lived assets is as follows (in thousands):

                                               Three Months Ended March 31,

                                                  2005              2004

                                                 ------            ------

Sales                                           $ 1,088           $ 1,364

                                                 ======            ======

At March 31, 2005:

  Oil and gas properties (net)                  $14,412

                                                 ======

  Other property and equipment (net)            $   687

                                                 ======

NOTE 6 - SUBSEQUENT EVENTS

On May 4, 2005, the Company closed on the acquisition of producing properties located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30.  The acquired property interests, with working interests ranging from 14% to 100%, include 11 producing wells and approximately 13,300 gross acres.  The contract acquisition price of $20.0 million was reduced to a closing cost of $12.1 million, after adjustment for net revenue credits for the period from the effective date to the closing date and for a cash deposit of $1.0 million paid by the Company.  Substantially all of the funds required at closing were paid by the Company’s joint venture partner in the acquisition as discussed below.

On May 4, 2005, the Company closed on a joint venture arrangement with Hoactzin Partners, L.P., (“Hoactzin”) an oil and gas investment affiliate of New York based investment firm Dolphin Asset Management Corp.  The Company contributed to the joint venture the properties acquired in Louisiana that same date, its interests in High Island Block 196 which were acquired in February 2005, a portion of its interests in producing wells in the Brazos Field in Texas state waters, and a portion of its interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date.

Hoactzin had previously provided funding in the amount of $4.9 million for the acquisition of the High Island Block 196 property and had also advanced $1.5 million for the pending acquisition of other property interests from the Company.  The total indebtedness of $6.4 million owed by the Company to Hoactzin as of March 31, 2005, was eliminated by the Company’s contribution of the underlying property interests to the joint venture.

The joint venture arrangement is governed under the terms of a Management Agreement between the parties.  Hoactzin will own and retain all cash flow from the properties until their investment is repaid (“Repayment Date”), at which time the Company will receive a management fee equal to 66.7% of the net cash flow from the properties.  The Company has the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to the Company at any time after the two-year anniversary of the Repayment Date.  The option prices are based on formulas specified in the Management Agreement.  As of May 4, 2005, Hoactzin had invested a total of $18.4 million under this arrangement.

NOTE 6 - SUBSEQUENT EVENTS, Continued

In connection with the closing of the joint venture arrangement with Hoactzin, the Company issued a series of common stock purchase warrants (“Warrants”) to Hoactzin.  The Warrants are exercisable into a total of 24,226,181 shares of the Company’s Common Stock at initial exercise prices ranging from $0.176 to $0.30, subject to adjustment pursuant to the anti-dilution provisions set forth in the Warrants, and expire five (5) years from date of issuance.  The Warrants may be exercised upon payment of cash, exchanged for the Company’s Common Stock, or applied as a credit against the Aggregate Investment Amount, as that term is defined in the agreements.

On May 10, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors with respect to a private placement under Regulation D of 4.0 million shares of Common Stock and purchase warrants for 2.0 million shares of Common Stock for a total purchase price of $1.2 million.  The warrants are exercisable for a period of five years from date of issue at a price of $0.45 per share of Common Stock.  No underwriter discounts or commissions were paid in connection with the transaction.  Capco intends to use the proceeds of the offering for working capital.

On May 16, 2005, the Company announced that it had recommended to its joint interest partners in the OCS Galveston Block 297 well that the well be plugged and abandoned.  The well had been drilled to its target depth and tested for the presence of hydrocarbons, but in the opinion of management, the test results did not warrant a completion attempt.  The total cost of the well at that time approximated $8.9 million, an increase of $3.7 million from the cost incurred as of March 31, 2005. In accordance with the terms of the joint interest participation agreement, Capco received, in May, cash payments in the amount of $1.2 million from certain joint interest partners as reimbursement for a portion of the drilling costs incurred by the Company.  Advance payments from other joint interest partners in the amount of $1.5 million that were reported as current liabilities at March 31, 2005, will be reclassified as a reduction against the initial drilling costs incurred by the Company.  As a result, the well cost attributable to the Company’s ownership interest has increased approximately $0.7 million since March 31, 2005.  Capco has also notified its insurance carrier that it intends to file a claim in the amount of approximately $5.0 million for recovery of certain costs incurred as a result of the events that caused the well to be sidetracked and re-drilled.  Any insurance proceeds received by Capco will reduce the Company’s net cost of the well and will be used for working capital, although it is not known at this time if the claim will be sustained, or in what amount.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO MARCH 31, 2004

Capco's revenues from oil and gas activities were $1.1 million in 2005 compared to $1.4 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $30.77 in 2004 to $34.78 in 2005, resulting in an increase in total revenue of $0.2 million.  A decrease in production volumes from 41,385 BOE in 2004 to 22,900 BOE in 2005 resulted in a decrease in total revenue of $0.6 million.  This net decrease is due principally to the loss of revenue in the amount of $0.8 million attributable to properties located in Alabama, Louisiana, Michigan and Montana that were sold by the Company in the last quarter of year 2004.  Increases in production volumes and prices on the Brazos Field located in offshore Matagorda County, Texas resulted in an increase in revenue in 2005 of $0.3 million. Revenues from operator fees, including rental charges for Company-owned equipment, increased from $0.1 million in 2004 to $0.3 million in 2005.

Capco's cost of sales were $0.7 million in both 2005 and 2004.  Lease operating expenses decreased from $0.7 million in 2004 to $0.5 million in 2005.  Expenses attributable to the producing properties that were sold in the last quarter of year 2004 amounted to $0.4 million in the first quarter of that year.  Operating expenses on the Company’s other producing properties increased $0.2 million in 2005 over the same period in 2004 due principally in an increase in production levels at the Company’s Brazos Field.  Expenses attributable to the operation and maintenance of the Company’s equipment utilized in oilfield operations increased from $-0- in 2004 to $0.3 million in 2005.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $0.3 million in both 2005 and 2004.

Depreciation, depletion and accretion was $0.4 million in 2005 and $0.2 million in 2004. This change is due principally to the decrease in proved reserves from 3.5 million BOE at January 1, 2004, to 0.9 million BOE at January 1, 2005, as a result of property dispositions and revisions to estimated recoverable reserves at the end of year 2004.

Interest expense increased to $0.1 million in 2005 from $67,000 in 2004, due to the private placements of convertible notes payable in the total amount of $1.7 million that closed in June and September 2004, and the issuance of long-term debt in the amount of $1.0 million in December 2004.

Capco’s production, revenue and lease operating expenses decreased significantly in year 2005 from the same period in 2004 due to the sale of non-operated properties in the last quarter of year 2004.  However, the Company’s available cash flow was not significantly affected by these dispositions as most of the net cash flow from the properties was utilized for debt service.  At the time of sale, the significant property interests were burdened by debt in the amount of $3.1 million.  It was estimated at that time that the debt would not be fully paid until mid-year 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had a working capital deficit of $2.7 million. This negative working capital is due, in large part, to costs incurred with the drilling of the OCS GA 297 exploratory well.  Subsequent to March 31, 2005, the Company engaged in several transactions that directly affected this deficit

On March 15, 2005, the Company had entered into an agreement for the acquisition of producing properties located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30, and funded a $1.0 million cash deposit with the seller of the properties.  Closing for the acquisition took place on May 4, 2005.  The closing cost of $12.1 million, which reflected adjustment for net revenue credits from the effective date to the closing date and a credit for a $1.0 million cash deposit paid by Capco, was funded by selling the acquired property interests to a joint venture partner, while retaining an interest in the properties after the joint venture partner receives payout on its investment amount as discussed below.

On May 4, 2005, the Company closed on a joint venture arrangement with Hoactzin Partners, L.P., (“Hoactzin”) an oil and gas investment affiliate of New York based investment firm Dolphin Asset Management Corp.  The Company contributed to the joint venture the properties acquired in Louisiana that same date, its interests in High Island Block 196 which were acquired in February 2005, a portion of its interests in producing wells in the Brazos Field in Texas state waters, and a portion of its interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date.

Hoactzin had previously provided funding in the amount of $4.9 million for the acquisition of the High Island Block 196 property and had also advanced $1.5 million for the pending acquisition of other property interests from the Company.  The total indebtedness of $6.4 million owed by the Company to Hoactzin as of March 31, 2005, was eliminated by the Company’s contribution of the underlying property interests to the joint venture.

The joint venture arrangement is governed under the terms of a Management Agreement between the parties.  Hoactzin will own and retain all cash flow from the properties until their investment is repaid (“Repayment Date”), at which time the Company will receive a management fee equal to 66.7% of the net cash flow from the properties.  The Company has the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to the Company at any time after the two-year anniversary of the Repayment Date.  The option prices are based on formulas specified in the Management Agreement.  As of May 4, 2005, Hoactzin had invested a total of $18.4 million under this arrangement.

On May 10, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors with respect to a private placement under Regulation D of 4.0 million shares of Common Stock and purchase warrants for 2.0 million shares of Common Stock for a total purchase price of $1.2 million.  The warrants are exercisable for a period of five years from date of issue at a price of $0.45 per share of Common Stock.  No underwriter discounts or commissions were paid in connection with the transaction.  Capco intends to use the proceeds of the offering for working capital.

On February 3, 2005, drilling operations had commenced on an exploratory well at Outer Continental Shelf (“OCS”) Galveston Block 297.  Capco is the operator of the well which was targeted for a total drilled depth of not more than 13,500 feet.  On April 12, 2005, the Company announced that due to encountering excessive gas pressures at a depth of approximately 13,350 feet, the decision was made to sidetrack from the existing well bore and re-drill the well from a depth of approximately 8,500 feet to the target depth.  On May 16, 2005, the Company announced that it had recommended to its joint interest partners that the well be plugged and abandoned.  The well had been drilled to its target depth and tested for the presence of hydrocarbons, but in the opinion of management, the test results did not warrant a completion attempt. The total cost of the well at that time approximated $8.9 million, an increase of $3.7 million from the cost incurred as of March 31, 2005. In accordance with the terms of the joint interest participation agreement, Capco received, in May, cash payments in the amount of $1.2 million from certain joint interest partners as reimbursement for a portion of the drilling costs incurred by the Company.  Advance payments from other joint interest partners in the amount of $1.5 million that were reported as current liabilities at March 31, 2005, will be reclassified as a reduction against the initial drilling costs incurred by the Company.  As a result, the well cost attributable to the Company’s ownership interest has increased approximately $0.7 million since March 31, 2005.  Capco has also notified its insurance carrier that it intends to file a claim in the amount of approximately $5.0 million for recovery of certain costs incurred as a result of the events that caused the well to be sidetracked and re-drilled.  Any insurance proceeds received by Capco will reduce the Company’s net cost of the well and will be used for working capital, although it is not known at this time if the claim will be sustained, or in what amount.

Net cash provided by operating activities totaled $1.6 million for the three months ended March 31, 2005, compared to cash provided by operating activities of $0.5 million for the three months ended March 31, 2004. In 2005, net loss, adjusted for reconciling items, resulted in a cash outflow of $13,000.  Changes in assets and liabilities in 2005 resulted in a cash source of $1.6 million. In 2004, net income, adjusted for reconciling items, resulted in a cash source of $0.3 million. Changes in assets and liabilities resulted in a cash source of $0.2 million.

Net cash used in investing activities totaled $10.9 million for the three months ended March 31, 2005, compared to cash used in investing activities of $0.2 million for the three months ended March 31, 2004. Proceeds from the collection of notes receivable in the amount of $1.0 million was the source of cash inflow in 2005. Expenditures for oil and gas property, including $5.1 million on the drilling of the OCS Galveston Block 297 well, amounted to $5.6 million.  An additional $5.5 million was expended as deposits for oil and gas property acquisitions, including $4.5 million for the OCS High Island 196 property and $1.0 million for a pending acquisition in offshore Louisiana.  Excess cash deposits in the amount of $0.4 million were invested in marketable securities and $0.3 million was deposited as cash collateral with the Company’s surety company in connection with the issuance of bonds for the

OCS Galveston Block 297 well.  Proceeds from the sale of marketable securities in the amount of $0.1 million were the principal cash source in 2004.  Expenditures for oil and gas property and other assets totaled $0.2 million, and payments to reduce amounts owed to related parties totaled $0.1 million in 2004.

Net cash provided by financing activities totaled $9.0 million for the three months ended March 31, 2005, and net cash used in financing activities totaled $0.3 million for the three months ended March 31, 2004.  Proceeds in the amount of $6.0 million were received from the placement of notes payable and private placements of the Company’s Common Stock provided a cash source of $3.2 million in 2005.  Payments on notes payable and long-term debt resulted in a cash outflow of $0.2 million in 2005.  Proceeds from the issuance of convertible promissory notes provided a cash source in the amount of $0.1 million in 2004.  Payments on long-term debt resulted in a cash outflow of $0.4 million in 2004.

The Company has various loans which require principal payments of $7.4 million during the twelve month period ending March 31, 2006. Of this amount, approximately $6.4 million was eliminated during the second calendar quarter of year 2005 upon the closing of a sale of various oil and gas property interests to the lender.  The remainder of the payments are anticipated to be made from cash flow available from the operations of other producing property, and from proceeds from the sale of assets and equity and/or debt fundings.

To the extent such cash flow is insufficient to make the debt payments and provide adequate working capital for the business of the Company, the Company may be required to reduce or curtail certain operations or seek other sources of capital.  Capco has historically secured financing for its acquisition and development activities on a project-financing basis.  Such financing has included the sale of portions of target acquisitions or drilling ventures to third parties, participation with co-venturers on financing arranged by the other party, private borrowings from individuals and private placements of the Company’s Common Stock.  Other than financing arrangements already consummated in the second calendar quarter of year 2005, the Company does not have any agreements or arrangements providing for such financing and it may not be available on terms acceptable to the Company.

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

The Company disposed of its equity ownership in Enterprise and subsidiaries during the year 2003, but remained as guarantor of certain indebtedness incurred by those business interests prior to the date of sale by Capco.  As of March 31, 2005, Capco was the guarantor of approximately $1.1 million of obligations for trade accounts, real estate and equipment purchases and leases owed by Enterprise.  The obligations are being serviced by Enterprise, and Capco believes that there is sufficient underlying collateral value in the related assets to significantly reduce the exposure of loss to the Company.  Capco is also the guarantor of indebtedness issued to one lender by Graves, a former subsidiary of Enterprise, in the original amount of $3.9 million.  Graves is owned by Capco’s Chief Executive Officer.  In December 2004, a Pay-Off Agreement (“Agreement”) was negotiated with the lender, which provided for the following:  the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date (“Date of Closing”).  Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days.  The $1.0 million payment was not made on or before May 31, 2005, and accordingly, the Date of Closing was not extended.  As a further condition of the Agreement, Graves deposited into an escrow account ten million shares of the Company’s Common Stock.  In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance.  In March 2005, proceeds in the amount of $95,000 from the sale of a property were utilized as an additional principal payment to the lender.  At this time Capco believes that the indebtedness will be satisfied in accordance with the terms of the Agreement and that the Company will not incur any loss attributable to the guarantee.

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, the proceeds to be realized from the sale of real property, and the recognition and classification of net operating loss carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Item 3:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of March 31, 2005, the Company's management, with the participation of its chief executive officer and chief accounting officer, concluded that the Company's disclosure controls and procedures were adequate.

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

Item 6.   Exhibits.

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

CAPCO ENERGY, INC.

Dated: June 13, 2005

By: /s/ Ilyas Chaudhary

Ilyas Chaudhary, Chief Executive Officer