Form 10KSB
period 2005-12-31
CAPCO ENERGY INC
filed 2006-08-11
CIK 354767

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No. 0-10157

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

Indicate by check mark whether the Registrant (1) has filed all reports required to have been filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes |_|  No |X|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

State Issuer's revenues for its most recent fiscal year: $3,572,000.

As of June 30, 2006, 116,080,769 shares of Common Stock were outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates on that date was approximately $11.7 million.

Transitional small business disclosure format  Yes |_| No |X|

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Capco Energy, Inc. ("Capco", the "Company", "we", "us", and "our"), with our mailing address at 5555 San Felipe, Suite 725, Houston, TX 77056, was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, we changed our name to Capco. We were organized for the purpose of engaging in oil and gas exploration, development and production activities.

In November 2003, we purchased properties in the Brazos Field, offshore in Matagorda County, Texas. We own a 65% working interest in a majority of the property and we are the operator of the acquired property. The acquired properties consist of 22 wells, four of which are currently in production.

In February 2004, we purchased a production platform with nine additional wells in the Brazos Field, offshore in Matagorda County, Texas. We own a 90% working interest in the wells and are the operator of the property.

In October 2004, we acquired a 45% working interest in two properties located in Creek County, Oklahoma. The properties consisted of approximately 100 oil wells, the majority of which were not in production at the time of acquisition by us. In July 2005, we acquired an additional 5% working interest in the property.

In December 2004, we acquired a 100% working interest in an oil property consisting of approximately 80 wells located in Osage County, Oklahoma.

In February 2005, we acquired producing properties in High Island Block 196, which were to be assigned to a third party pending approval of that party as a holder of Federal oil and gas leases by the Minerals Management Service.

In March 2005, we sold 30% of our working interest ownership in two producing wells and one idle well in the Brazos Field.

On May 4, 2005, we closed on a Purchase and Sale Agreement and Management Agreement ("Agreement") with Hoactzin Partners, L.P., ("Hoactzin"), an oil and gas investment affiliate of New York based investment firm Dolphin Asset Management Corp. We sold to Hoactzin the interests in High Island Block 196 which were acquired in February 2005, a portion of our interests in two producing wells and one idle well in the Brazos Field in Texas state waters, and a portion of our interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date. The Agreement also included working interests ranging from 14% to 100% in 11 producing wells situated on approximately 13,300 gross acres located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30. The contract acquisition price of $20.0 million, plus a production payment of $1.0 million, was reduced to a closing cost of $12.1 million, after adjustment for net revenue credits for the period from the effective date to the closing date and for a cash deposit of $1.0 million paid by us. Hoactzin paid all of the funds required at closing, except for $0.1 million that we paid. The production payment is to be paid from 25% of the revenue produced by the acquired property interests once payout of the initial acquisition cost of $20.0 million has occurred.

Hoactzin had previously provided funding in the amount of $4.9 million for the acquisition of the High Island Block 196 property. Included in that amount was $2.0 million that was deposited with our surety company as collateral for bonds that were posted with the Minerals Management Service. Hoactzin had also advanced $1.5 million for the pending acquisition from us of working interests in three wells in the Brazos Field and the well being drilling in the OCS Galveston Block 297. We reported the total proceeds of $6.4 million as a note payable for a portion of the year 2005 until Hoactzin received owner approval from the Minerals Management Service, enabling us to assign the property interests to Hoactzin.

On November 30, 2005, Hoactzin closed on the acquisition of a producing oil property located in Orange County, Texas. Hoactzin funded the total acquisition cost of $2.6 million. The acquired property consists of approximately 550 acres and includes 130 previously drilled wells, of which 20 were in current production. As operator of the property, Capco intends to begin a program to return idle wells to production.

The Agreement is governed under the terms of a Management Agreement between the parties. Hoactzin owns title to the properties and retains all cash flow from the properties until their investment, including a return of 8% on the invested funds, is repaid ("Repayment Date"), at which time we will receive a management fee equal to 66.7% of the net cash flow from the properties. We have the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to us at any time after the two-year anniversary of the Repayment Date. The option prices are based on formulas specified in the Management Agreement.

As of December 31, 2005, Hoactzin had expended a total of $21.2 million under this Agreement. Interest earned on invested funds totaled $0.8 million, and distributions of net cash flow to Hoactzin amounted to $11.4 million, resulting in a remaining investment balance of $10.6 million.

In connection with the acquisition of the Chandeleur Area properties, we secured participation from two outside investors. We used the proceeds from these investors, in the total amount of $0.7 million, to fund a portion of the $1.1 million that we contributed to the total acquisition cost of these properties. The proceeds were recorded as a reduction of our basis in the Agreement. For the consideration paid to us, the investors received a total of 5.5% of our rights and title to the Chandeleur Area properties. For an initial period of twelve months, beginning July 1, 2005, the investors are receiving distributions at the rate of $66,000 per month. At the end of that period, the investors' accounts will be adjusted to reflect any difference between the cash distributions paid during the period and actual cash flow from the properties attributable to the 5.5% interest, with a settlement of funds either due to, or from, the investors. In addition, effective July 1, 2006, the investors will begin to receive payments equal to 5.5% of actual net cash flow from the Chandeleur Area properties.

At the closing of the Agreement with Hoactzin, we issued a series of common stock purchase warrants ("Warrants") to Hoactzin. The Warrants are exercisable into a total of 24,226,181 shares of the Company's Common Stock at initial exercise prices ranging from $0.176 to $0.30, subject to adjustments pursuant to the anti-dilution provisions set forth in the Warrants, and expire five (5) years from date of issue. The Warrants may be exercised upon payment of cash, exchanged for our Common Stock, or applied as a credit against the Aggregate Investment Amount ("AIA"), as that term is defined in the agreements. Using the Black-Scholes pricing model with a Common Stock price of $0.50, which was the closing price on the grant date of the Warrants, it was determined that the Warrants had a fair value of $10.8 million. This amount has been accounted for as Cost of Financing Under Management Agreement for obtaining the management fee as provided for in the Management Agreement, with a corresponding increase to our paid in capital account. The $2.0 million cash deposit with our surety company was allocated from this amount to be reported with other similar cash deposits. Cash payments in the total amount of $1.1 million that we contributed to the Agreement in connection with the acquisition of the Chandeleur Area properties have also been accounted for as Cost of Financing Under Management Agreement.

During the eight-month period from closing of the Agreement in May 2005 to December 31, 2005, Hoactzin expended an additional $2.9 million principally in connection with an acquisition of a producing oil field in southeast Texas. This expenditure resulted in grants of 5,248,196 Warrants with a calculated fair value, using the Black Scholes pricing model, of $0.9 million. This amount has been accounted for as Cost of Financing Under Management Agreement, with a corresponding increase to our paid in capital account. Hoactzin expended an additional $1.9 million in connection with the re-financing of a former subsidiary's indebtedness for which we were providing a continuing guaranty. The re-financing resulted in our removal as a guarantor of the indebtedness. Warrants in the amount of 1.9 million with a calculated fair value of $0.3 million, using the Black Scholes pricing model, were granted to Hoactzin as a result of this expenditure. We have charged this cost to operations with a corresponding increase to our paid in capital account. All of the Warrants issued during this period have an exercise price of $0.195, and expire five (5) years from date of issue.

Effective October 1, 2005, we executed a Funding Agreement ("Agreement") with Domain Development Partners I, LP ("Domain"), providing for the development of idle wells in our Brazos area in offshore Matagorda County, Texas. Under the terms of the Agreement, Domain would provide funding to pay for our portion of costs to rework as many as fifteen idle wells in an attempt to restore the wells to production. Domain's only recourse for repayment of the funds expended is the revenue that results from such rework activities. Domain will receive 70% of our revenue interest in the wells until such time that it has received reimbursement for 150% of its expended cost, at which time Domain's interest in our revenue will decrease to 35%. Following recovery of 200% of its expended cost, Domain will cease to have an interest in the wells. In connection with this transaction we issued warrants to Domain to acquire, for a period of two years, up to five million shares of Common Stock at a price of $0.175 per share. Using the Black-Scholes method of valuation, the warrants were determined to have a fair value of $0.4 million, which cost has been included in our full cost pool with a corresponding credit to paid in capital. As of December 31, 2005, rework activities had commenced on two wells at a cost of approximately $0.2 million. Domain had advanced funds in the amount of $0.2 million to pay such costs. Domain has been provided with a security agreement covering the wells for which it will be providing funding.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

We are an independent energy company engaged primarily in the acquisition, exploration, development, production for and sale of oil, gas and natural gas liquids.

OIL AND GAS PRODUCTION

Property Acquisitions and Sales during 2004 and 2005

In February 2004, we purchased a production platform with nine additional wells in the Brazos Field, offshore in Matagorda County, Texas. We own a 90% working interest in the wells and will be operator of the property. In conjunction with the acquisition, we plan to acquire leases for the mineral interests at an estimated cost of $0.1 million. Such expenditure is necessary before we can initiate production from any of the acquired wells. Under the terms of the agreement, the seller agreed to contribute as much as $1.0 million to apply toward payment of abandonment costs when, and if, we incur such costs.

In February 2004, we drilled a coal bed methane well in Stephens County, Texas. The well was drilled to a depth of 1,100 feet at a cost of $0.1 million, and following a period of "dewatering" and evaluation was determined to be non-productive. By drilling the well we earned the right to negotiate the purchase of a leasehold interest in approximately 4,000 acres, along with wells previously drilled on the property.

Effective July 1, 2004, we acquired a 92.8% working interest in this 4,000 acre property in Stephens County, Texas. In addition to the acreage, the acquisition included one producing gas well drilled by the former owners, the coal bed methane well drilled by us during the year and seismic and geological studies. We issued 3.6 million shares of Common Stock as consideration valued at $0.4 million. The per share price of $0.16 approximated the market price of our Common Stock at that time. Approximately 70% of the acquired working interest in the property was acquired as a result of our exchange of shares for 100% equity ownership of Packard Gas Company with individuals, or entities controlled by individuals, who have either a direct, or beneficial, relationship to us, including our President. The negotiated acquisition price was determined in amounts prorated to all members of the selling group. Subsequent to the exercise of our option, we drilled and completed a gas well on the property at a cost of $0.2 million. Following a period of evaluation of the two producing gas wells the decision was made to discontinue further drilling activities on the property, and as a result, we only earned acreage attributable to each well location actually drilled on the property. In July 2004, we participated with a 15% working interest in the acquisition of leases covering approximately 7,000 gross acres in a drilling prospect located in Fayette County, Alabama. Two wells were drilled on the property and both were determined to be incapable of commercial production. We plan to further evaluate the undeveloped acreage to determine if additional drilling is warranted. We incurred expenditures for lease acquisition and drilling costs in the total amount of $0.2 million for our 15% participation.

In September 2004, our 80%-owned subsidiary, Bison Energy Company, acquired a 33.33% working interest in an oil property located in Natrona County, Wyoming at a cost of $30,000. The property consisted of 720 gross acres and included nine wells, four of which were in production. We sold our interest in Bison Energy Company in April 2005, at a price equal to our original investment.

Effective September 30, 2004, we sold our interests in non-operated producing properties located in Alabama and Louisiana to a company owned by our Chief Executive Officer. Sales proceeds in the amount of $0.4 million were received by us in October 2004 and were used for working capital. The sales proceeds were credited against our basis in oil and gas properties. No gain or loss was recognized from the sale as the disposition represented only 3% of our proved reserves at the time of sale. If it is determined through due diligence by us that the properties could have been sold for an amount greater than $0.4 million, then the related party has the obligation to pay such excess to us, or we, at our option, may repurchase the properties at the original sales price. No adjustment was made in 2005 to the transaction as originally recorded.

In October 2004, we acquired a 45% working interest in two properties located in Creek County, Oklahoma. The properties consisted of approximately 100 oil wells, the majority of which were not in production at the time of acquisition by us. Under the terms of the purchase agreement we are obligated to expend a total of $0.6 million over a specified period of time in an effort to bring injection and production wells back in to service to earn the entire 45% interest. In mid-year 2005, we acquired an additional 5% working interest from another joint interest owner, increasing our working interest to 50%. As of December 31, 2005, we had expended an amount in excess of the $0.6 million development obligation to earn our entire working interest position.

In December 2004, we acquired a 100% working interest in an oil property consisting of approximately 80 wells located in Osage County, Oklahoma. The acquisition cost of $0.2 million was to be settled by the issuance of 1.0 million shares of our Common Stock. The per share price of $0.20 approximated the market price of our Common Stock at the time the agreement was negotiated with the seller. The Common Stock was issued in March 2005. The seller of the property retained a net profits interest in the amount of $0.3 million that is to be paid from one-third of the net production from the property until paid in full. A total of $14,000 was paid against this obligation during the year 2005. The net profit distributions will be included with the acquisition cost of the property as we pay them. In addition, the purchase agreement stipulated that we expend a minimum of $0.1 million of property development costs within one year from the date of acquisition. Such costs were expended during the year 2005.

On December 31, 2004, we sold our interests in non-operated producing properties located in Michigan and Montana and other assets to our Chief Executive Officer for $4.7 million. We received a fairness opinion for the sale in January 2005. The sales amount was settled by the payment of a cash deposit in the amount of $0.7 million, assumption of debt against the properties in the amount $3.3 million and the issuance of a note payable to us in the amount of $0.7 million. The note was paid in full in March 2005. The disposition resulted in a significant change to the depletion rate in our full cost pool cost center, which required that gain or loss recognition be given to the sale. We recorded a gain in the amount of $0.4 million from the sale.

In February 2005, we commenced drilling operations on an exploratory well in Outer Continental Shelf ("OCS") Galveston Block 297. Capco was the operator of the well, which was targeted for a total depth of 13,500 feet. If successful we would own a 27% working interest in the well, with the remaining interest owned by other oil and gas companies. Drilling activities were significantly extended past the anticipated timeline as it became necessary to sidetrack and re-drill a portion of the well due to encountering excessive gas pressures at a depth of approximately 13,350 feet. The well was drilled to its target depth and tested for the presence of hydrocarbons, but in the opinion of management and the other participants, the test results did not warrant a completion attempt, and the well was plugged and abandoned in May 2005. We filed a claim with our insurance company for recovery of a portion of the additional costs incurred during the drilling of the well, and received $3.2 million for our interest in November 2005. Our cost of drilling the well, after reduction for insurance proceeds and turnkey payments received from some of the participants in the well, was $2.8 million.

In March 2005 we received proceeds of $0.5 million for the sale of a portion of our working interest ownership in two producing wells and one idle well in the Brazos Field.

On May 4, 2005, we closed on a Purchase and Sale Agreement and Management Agreement ("Agreement") with Hoactzin Partners, L.P., ("Hoactzin"), an oil and gas investment affiliate of New York based investment firm Dolphin Asset Management Corp. We sold to Hoactzin the interests in High Island Block 196 which were acquired in February 2005, a portion of our interests in two producing wells and one idle well in the Brazos Field in Texas state waters, and a portion of our interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date. The Agreement also included working interests ranging from 14% to 100% in 11 producing wells situated on approximately 13,300 gross acres located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30. The contract acquisition price of $20.0 million, plus a production payment of $1.0 million, was reduced to a closing cost of $12.1 million, after adjustment for net revenue credits for the period from the effective date to the closing date and for a cash deposit of $1.0 million paid by us. Hoactzin paid all of the funds required at closing, except for $0.1 million that we paid. The production payment is to be paid from 25% of the revenue produced by the acquired property interests once payout of the initial acquisition cost of $20.0 million has occurred.

Hoactzin had previously provided funding in the amount of $4.9 million for the acquisition of the High Island Block 196 property. Included in that amount was $2.0 million that was deposited with our surety company as collateral for bonds that were posted with the Minerals Management Service. Hoactzin had also advanced $1.5 million for the pending acquisition from us of working interests in three wells in the Brazos Field and the well being drilling in the OCS Galveston Block 297. We reported the total proceeds of $6.4 million as a note payable for a portion of the year 2005 until Hoactzin received owner approval from the Minerals Management Service, enabling us to assign the property interests to Hoactzin.

On November 30, 2005, Hoactzin closed on the acquisition of a producing oil property located in Orange County, Texas. Hoactzin funded the total acquisition cost of $2.6 million. The acquired property consists of approximately 550 acres and includes 130 previously drilled wells, of which 20 were in current production. As operator of the property, Capco intends to begin a program to return idle wells to production.

The Agreement is governed under the terms of a Management Agreement between the parties. Hoactzin owns title to the properties and retains all cash flow from the properties until their investment, including a return of 8% on the invested funds, is repaid ("Repayment Date"), at which time we will receive a management fee equal to 66.7% of the net cash flow from the properties. We have the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to us at any time after the two-year anniversary of the Repayment Date. The option prices are based on formulas specified in the Management Agreement.

As of December 31, 2005, Hoactzin had expended a total of $21.2 million under this Agreement. Interest earned on invested funds totaled $0.8 million, and distributions of net cash flow to Hoactzin amounted to $11.4 million, resulting in a remaining investment balance of $10.6 million.

In connection with the acquisition of the Chandeleur Area properties, we secured participation from two outside investors. We used the proceeds from these investors, in the total amount of $0.7 million, to fund a portion of the $1.1 million that we contributed to the total acquisition cost of these properties. The proceeds were recorded as a reduction of our basis in the Agreement. For the consideration paid to us, the investors received a total of 5.5% of our rights and title to the Chandeleur Area properties. For an initial period of twelve months, beginning July 1, 2005, the investors are receiving distributions at the rate of $66,000 per month. At the end of that period, the investors' accounts will be adjusted to reflect any difference between the cash distributions paid during the period and actual cash flow from the properties attributable to the 5.5% interest, with a settlement of funds either due to, or from, the investors. In addition, effective July 1, 2006, the investors will begin to receive payments equal to 5.5% of actual net cash flow from the Chandeleur Area properties.

At the closing of the Agreement with Hoactzin, we issued a series of common stock purchase warrants ("Warrants") to Hoactzin. The Warrants are exercisable into a total of 24,226,181 shares of the Company's Common Stock at initial exercise prices ranging from $0.176 to $0.30, subject to adjustments pursuant to the anti-dilution provisions set forth in the Warrants, and expire five (5) years from date of issue. The Warrants may be exercised upon payment of cash, exchanged for our Common Stock, or applied as a credit against the Aggregate Investment Amount ("AIA"), as that term is defined in the agreements. Using the Black-Scholes pricing model with a Common Stock price of $0.50, which was the closing price on the grant date of the Warrants, it was determined that the Warrants had a fair value of $10.8 million. This amount has been accounted for as Cost of Financing Under Management Agreement for obtaining the management fee as provided for in the Management Agreement, with a corresponding increase to our paid in capital account. The $2.0 million cash deposit with our surety company was allocated from this amount to be reported with other similar cash deposits. Cash payments in the total amount of $1.1 million that we contributed to the Agreement in connection with the acquisition of the Chandeleur Area properties have also been accounted for as Cost of Financing Under Management Agreement.

During the eight-month period from closing of the Agreement in May 2005 to December 31, 2005, Hoactzin expended an additional $2.9 million principally in connection with an acquisition of a producing oil field in southeast Texas. This expenditure resulted in grants of 5,248,196 Warrants with a calculated fair value, using the Black Scholes pricing model, of $0.9 million. This amount has been accounted for as Cost of Financing Under Management Agreement, with a corresponding increase to our paid in capital account.

Effective October 1, 2005, we executed a Funding Agreement ("Agreement") with Domain Development Partners I, LP ("Domain"), providing for the development of idle wells in our Brazos area in offshore Matagorda County, Texas. Under the terms of the Agreement, Domain would provide funding to pay for our portion of costs to rework as many as fifteen idle wells in an attempt to restore the wells to production. Domain's only recourse for repayment of the funds expended is the revenue that results from such rework activities. Domain will receive 70% of our revenue interest in the wells until such time that it has received reimbursement for 150% of its expended cost, at which time Domain's interest in our revenue will decrease to 35%. Following recovery of 200% of its expended cost, Domain will cease to have an interest in the wells. In connection with this transaction we issued warrants to Domain to acquire, for a period of two years, up to five million shares of Common Stock at a price of $0.175 per share. Using the Black-Scholes method of valuation, the warrants were determined to have a fair value of $0.5 million, which cost has been included in our full cost pool with a corresponding credit to paid in capital. As of December 31, 2005, rework activities had commenced on two wells at a cost of approximately $0.2 million. Domain had advanced funds in the amount of $0.2 million to pay such costs. Domain has been provided with a security agreement covering the wells for which it will be providing funding.

Equipment, Products and Raw Materials

We own no drilling rigs, but we do own two pulling units, which may be used for work-over activities on our operated wells. In addition, we own two crew vessels which are used to transport personnel and material to our properties located in the Texas Gulf Coast, and one lift boat which is used in connection with remediation activities at our production facilities in the Texas Gulf Coast. Effective June 30, 2006, we sold our equity ownership in our marine vessels, however, we have retained a first call on the availability of the vessels in order to provide timely service to our offshore properties.

Our principal products are crude oil and natural gas. Crude oil and natural gas are sold to various purchasers including pipeline companies, which service the areas in which our producing wells are located. Our business is seasonal in nature, to the extent that weather conditions at certain times of the year may affect our access to oil and gas properties and the demand for natural gas. Principally all of our oil and gas production is sold on a month-to-month basis with no firm sales contracts.

The existence of commercial oil and gas reserves is essential to the ultimate realization of value from properties, and thus may be considered a raw material essential to our business.

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors, which are outside our control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other fuels, and the regulation of prices, production, transportation, and marketing by federal and state governmental authorities.

We acquire oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information on specific our properties see Item 2. We currently are not experiencing any difficulty in acquiring necessary supplies or services as long as we can pay for the services and supplies nor are we experiencing any difficulty selling our products.

Competition

The oil and gas business is highly competitive. Our competitors include major companies, independents and individual producers and operators. Many of our numerous competitors throughout the country are larger and have substantially greater financial resources than us. Oil and gas, as a source of energy, must compete with other sources of energy such as coal, nuclear power, synthetic fuels and other forms of alternate energy. Domestic oil and gas must also compete with foreign sources of oil and gas, the supply and availability of which have at times depressed domestic prices. We have an insignificant competitive position in the oil and gas industry.

Governmental and Environmental Laws

Our activities are subject to extensive federal, state and local laws and regulations controlling not only the exploration for oil and gas, but also the possible effect of such activities upon the environment. Existing as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Many states have been authorized by the Environmental Protection Agency to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state as well as local authorities that regulate the environment, some of which impose more stringent environmental standards than Federal laws and regulations. The penalties for violations of state laws vary but typically include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. Since inception, we have not made any material expenditure for environmental control facilities and do not expect to make any material expenditure during the current and following fiscal year.

Insurance

We have a commercial general liability policy, as well as other policies covering damage to our properties. These policies cover our facilities in all states of operation. The exploration for, and production of, oil and gas can be hazardous, including unforeseen events such as blowouts, cratering of surface locations, hurricanes, fires and loss of well control. Events such as these can result in damage to wells and production facilities, injury to persons, loss of life and damage to the environment. While management believes our insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size, our coverage does not protect us against all operational risks or for most third party liabilities relating to damage of the environment. Such environmental related coverage to third parties is generally unavailable or available only at a prohibitive cost.

Employees

We employ approximately 38 people, none of whom are represented by any collective bargaining organizations. Management considers our employee relations to be satisfactory at the present time.

ITEM 2.   DESCRIPTION OF PROPERTIES.

OIL AND GAS PROPERTIES. Our principal oil and gas properties during the year ended December 31, 2005, were located in Oklahoma, Texas and the Texas Gulf Coast.

Oklahoma We own working interests in oil and gas properties located in Creek, Osage and Payne Counties, Oklahoma, for the year 2006, we plan to continue development activities on the properties located in Oklahoma to return inactive wells to service. We will assess other shut-in wells on these properties throughout the year in an effort to identify additional re-work locations. During the year 2005 we earned a 75% working interest in a property comprised of 80 gross acres located in Payne County, Oklahoma.

Texas We own working interests in oil and gas properties located in Stephens and Galveston Counties, Texas and conducted work over operations on some of the Galveston County wells in an attempt to increase production from the property. Subsequent to the end of year 2005, our interests in three wells in the Stephens County property that were shut-in as of the end of the year 2005 were conveyed to a third party to serve as operator and assume future plugging and abandonment obligations.

Texas Gulf Coast We own working interests ranging from 35% to 100% in thirty-six
(36) wells located in offshore Matagorda County in the Texas Gulf Coast. Effective October 1, 2005, we executed a Funding Agreement ("Agreement") with Domain Development Partners I, LP ("Domain"), providing for the development of idle wells in our Brazos area. Under the terms of the Agreement, Domain would provide funding to pay for our portion of costs to rework as many as fifteen idle wells in an attempt to restore the wells to production. Domain's only recourse for repayment of the funds expended is the revenue that results from such rework activities. Domain will receive 70% of our revenue interest in the wells until such time that it has received reimbursement for 150% of its expended cost, at which time Domain's interest in our revenue will decrease to 35%. Following recovery of 200% of its expended cost, Domain will cease to have an interest in the wells. As of December 31, 2005, rework activities had commenced on two wells at a cost of approximately $0.2 million. Domain had advanced funds in the amount of $0.2 million to pay such costs. In connection with this transaction we issued warrants to Domain to acquire, for a period of two years, up to five million shares of Common Stock at a price of $0.175 per share. Domain has been provided with a security agreement covering the wells for which it has provided funding.

Other Effective September 30, 2004, we sold our working interest ownership in non-operated properties located in the states of Alabama and Louisiana During the year 2004, we participated in the leasing of more than 7,000 gross acres and the drilling of two exploratory wells on a prospect in Fayette County, Alabama. Although both wells were determined to be non-productive, we do not consider the entire acreage block condemned at this time. We plan further evaluation of the remaining acreage under lease during the year to determine if additional drilling is warranted.

OIL AND GAS ACREAGE. We hold interests in oil and gas leaseholds as of December 31, 2005, as follows:

                       Developed             Undeveloped          Expiration
                       Properties            Properties            Date (1)
                     -------------         ---------------         ----------
                    Gross      Net        Gross        Net
 State              Acres     Acres       Acres       Acres
 -----              -----     -----       -----       -----
Alabama                --        --       6,409         961      Nov `06-Mar `07
Mississippi           200        25          --          --
Oklahoma            4,140     2,655          80          60      Mar `06
Texas              13,250     8,598          --          --

     Total         17,590    11,278       6,489       1,021

Net acres represent the gross acres in a lease or leases multiplied by our working interest in such lease or leases.

(1) Expiration date(s) of leases for undeveloped properties. Leasehold interests for developed properties are held by production.

PROVED DEVELOPED AND PROVED UNDEVELOPED RESERVES. The following table sets forth the proved developed and proved undeveloped oil or gas reserves accumulated by us, for the years ended December 31, 2005, 2004 and 2003. The reserves are based on engineering reports prepared by our independent engineers: Ryder Scott Company in 2005; Pressler Petroleum Consultants, Inc. in 2004; and Burroughs Engineering Services and Netherland, Sewell & Associates, Inc. in 2003. All of such reserves are located in the United States of America. For the year ended December 31, 2003, we also owned producing oil and gas property located in the province of Alberta, Canada, but the operations were minimal and estimates of proved reserves were not prepared at each year-end. In 2003, we sold the Canadian interests.

                           2005                 2004                 2003
                     -----------------   -----------------    -----------------
                       Oil      Gas        Oil      Gas         Oil       Gas
                      (Bbls)   (MCF)      (Bbls)   (MCF)       (Bbls)    (MCF)
Proved Developed
 Reserves            95,715  4,865,897   307,818  1,458,287   351,194 15,507,081

Proved Undeveloped
 Reserves            42,750         --    78,862  1,657,984   210,021  2,107,182
                    ------- ----------   -------  ---------   -------  ---------
Proved
 Reserves           138,465  4,865,897   386,680  3,116,271   561,215 17,614,263
                    ======= ==========   =======  =========   =======  =========

Our proved reserves at December 31, 2005 changed significantly from the reported quantities at December 31, 2004. Our oil reserves decreased 277,000 barrels due to revisions of previous estimates by our independent engineers. Based primarily on operating performance during the year 2005, the estimates of remaining proved oil reserves for our SUDS West property in Creek County, Oklahoma, and our Caplen Field in Galveston County, Texas were revised downward by 221,500 and 105,500 barrels of oil, respectively. The estimate of remaining proved oil reserves for our Bandwheel property in Osage County, Oklahoma was increased by 46,400 barrels of oil. Revisions of estimates of remaining proved gas reserves accounted for an increase of 2.5 mmcf of gas, all of which was attributable to our Brazos property located in offshore Matagorda County, Texas. Based on current year production and the initial results of the rework program which began in the fourth quarter of year 2005, including extensive geological study and log analysis, the independent engineers determined that the estimate of remaining proved gas reserves had increased from the end of the prior year.

We had a significant decline in reserves in 2004 attributable to our producing properties located in onshore and offshore Texas. Downward revisions to the Caplen Field located in Galveston County, Texas totaled 151,427 barrels of oil and 240,085 mcf of gas. Production in the year 2004 was significantly curtailed due to field operational problems. Wells, which were shut-in for an extended period during the year 2004, and remained shut-in at year-end, were reclassified to proved developed non-producing status. Proved developed gas reserves decreased from 317,506 mcf to 33,336 mcf. Approximately 55% of the decrease was due to the elimination of one well as it was determined during the year 2004 that the reservoir was depleted. Proved undeveloped oil reserves decreased from 210,021 barrels to 78,862 barrels due to the elimination of one location and per well reductions based on the incumbent engineer's evaluation of the locations. Proved reserves attributed to the Brazos Field located in offshore Matagorda County, Texas were revised downward in the amounts of 50,877 barrels of oil and 7,351,615 mcf of gas. Work-over activities were conducted on five wells during the year in an attempt to either increase production rates or restore wells to service. Such activities were successful on only one well. As a result the incumbent engineer significantly reduced the previously reported proved reserves until such time that it can be demonstrated that the wells are capable of producing at economical levels. The changes reflect the engineers' subjective evaluation of the properties based on a number of factors including data that was available when the evaluation was prepared, actual production during the current year and price changes. Properties sold by us during the year 2004 resulted in additional decreases of 190,400 barrels of oil and 6,262,000 mcf of gas. Properties acquired during the year 2004 resulted in an increase to proved reserves of 240,200 barrels of oil and 83,000 mcf of gas, while year 2004 production resulted in a decrease of proved reserves of 22,100 barrels of oil and 727,000 mcf of gas.

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

No major discovery or other favorable or adverse event has occurred since December 31, 2005, which is believed to have caused a material change in our proved reserves.

RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the years ended December 31, 2005, 2004 and 2003:

                                      2005           2004             2003
                                    --------       --------         --------
      Oil (Bbls):
        United States                12,620         22,087            38,613
        Canada                           --             --                --
      Gas (Mcf):
        United States               293,199        727,336           408,747
        Canada                           --             --             7,584

The following table sets forth the average sales price and production cost per units of production for the years ended December 31, 2005, 2004 and 2003:

                                      2005           2004             2003
                                    --------       --------         --------
     Average Sales Price:
         United States:
            Bbl                      $54.59          $37.13           $21.69
            Mcf                      $ 6.67          $ 5.54           $ 4.92
         Canada-Mcf                  $   --              --           $ 1.78

     Average Production (Lifting)
      Costs: Per Equivalent
      Barrel of Oil:
          United States              $30.49           $17.87          $14.25
          Canada                     $   --               --          $ 7.01

During the periods covered by the foregoing tables, we were not a party to any long-term supply or similar agreements with foreign governments or authorities in which we acted as a producer.

PRODUCTIVE WELLS (1). The following table sets forth our total gross and net productive oil and gas wells as of December 31, 2005:

                            OIL                          GAS
                   ---------------------        --------------------
 State             Gross(2)       Net(3)        Gross(2)      Net(3)
 -----             --------       ------        --------      ------
Oklahoma              91           60.7               --          --
Texas                  2            1.2                6         3.2
                     ---          -----         --------      ------
     Total            93           61.9                6         3.2
                     ---          -----         --------      ------

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

UNDEVELOPED PROPERTIES. During the year ended December 31, 2005, we acquired a 75% working interest in 80 gross (60 net) acres of undeveloped property in Payne County, Oklahoma.

During the year ended December 31, 2004, we acquired a 15% working interest in approximately 7,049 gross (1,057 net) acres of undeveloped property in Fayette County, Alabama. Two dry holes were drilled on the property, resulting in the condemnation of 640 gross acres. The remaining acreage (6,409 gross) is under evaluation by us to determine if additional drilling is warranted. Leases on the property expire at various times during the period November 2006 to March 2007. We did not conduct any drilling activities on the property during year 2005.

Our oil and gas properties are in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations.

We believe that our methods of investigating are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering our proved reserves.

DRILLING ACTIVITY. The following table sets forth certain information for the years ended December 31, 2005 and 2004, pertaining to our participation in the drilling of exploratory and development wells:

                                        2005                       2004
                                    ------------               ------------
                                 Gross(1)     Net(2)        Gross(1)     Net(2)
                                 -------      -----         -------      -----
     Exploratory
        Oil                         --          --             --         --
        Gas                         --          --              1        0.9
        Dry(3)                       1         0.3              3        1.2
     Development
        Oil                         --          --             --         --
        Gas                         --          --             --         --
        Dry(3)                      --          --             --         --
     Total
        Oil                         --          --             --         --
        Gas                         --          --              1        0.9
        Dry(3)                       1         0.3              3        1.2

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

All of our drilling activities were conducted in the United States of America.

We did not conduct any drilling activities during the year ended December 31, 2003.

DELIVERY COMMITMENTS. We are not obligated to provide a fixed and determinable quantity of oil and gas in the future pursuant to existing contracts or agreements.

OFFICE FACILITIES. We lease space for our executive offices at 5555 San Felipe, Suite 725, Houston, TX, and lease additional office space at locations in Tustin, CA and Tulsa, OK. Total leased space is approximately 6,300 square feet at the rate of $7,300 per month.

ITEM 3.  LEGAL PROCEEDINGS.

We are a party to certain litigation that has arisen in the normal course of our business and that of our subsidiaries. A company engaged by us to provide well service in connection with work-over operations on some of our offshore wells has filed a claim for unpaid invoices in the amount of approximately $0.2 million. We have recorded less than $50,000 of such costs in our accounts, and have claims against the service company for damages and costs to our wells in an estimated amount in excess of $1.0 million. We expect to show that our damages far exceed the claim amount asserted by the service company. No trial date has yet been set for this matter.

In a matter styled Harvest Oil & Gas, LLC v Capco Energy, Inc. filed in United States District Court, Eastern District of Louisiana on August 16, 2005, the claimant seeks collection of a $0.6 million finders fee on a transaction where title to oil and gas properties was initially taken by Capco, but then immediately transferred to the Hoactzin Agreement. The Company previously submitted an offer to settle in the amount of $0.2 million, but that offer was rejected. A trial date of January 22, 2007, has been set to hear the matter. The Company has not recorded any loss provision for this matter as it believes the complaint to be without merit, but in the event that the plaintiff is successful in obtaining a favorable result against the Company, Capco plans to seek reimbursement from the Hoactzin Agreement.

On March 2, 2006, Nabors Offshore Corporation ("Nabors") filed a complaint in United States District Court, southern district of Texas, against Capco and a subsidiary, seeking recovery of $0.9 million for unpaid drilling rig service invoices for a well drilled by the Company during the year 2005. Capco disputes this claim and in turn has informed Nabors of a counterclaim of $3.7 million for recovery of excess cost resulting from the actions of Nabors and reimbursement for fuel cost that was charged to Capco. No trial date has yet been set for this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this Annual Report, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

Our Common Stock has been traded on the Bulletin Board since June 2000. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the periods. The bid prices represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in our Common Stock is minimal.

       Quarter Ended              Bid High        Bid Low
       -------------              --------        -------

     March 31, 2004               $   0.37        $  0.11
     June 30, 2004                $   0.26        $  0.14
     September 30, 2004           $   0.21        $  0.14
     December 31, 2004            $   0.23        $  0.12
     March 31, 2005               $   0.59        $  0.19
     June 30, 2005                $   0.68        $  0.19
     September 30, 2005           $   0.19        $  0.10
     December 31, 2005            $   0.27        $  0.11


The number of record holders of our Common Stock as of June 30, 2006, is approximately 581. Additional holders of our Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. We have not declared Common Stock dividends to date, nor do we anticipate declaring and paying Common Stock cash dividends in the foreseeable future.

The following table presents information regarding our equity compensation plans at December 31, 2005:

                                                               Number of
                        Number of                              securities
                      securities to                       remaining available
                     be issued upon    Weighted-average   for future issuance
                       exercise of      exercise price         under equity
                       outstanding      of outstanding        compensation
 Plan category          options            options                plans
 -------------       --------------    ----------------   -------------------
Equity compensation
plans approved by
security holders          5,660,000       $    0.14            5,948,077

Equity compensation
plans not approved
by security holders      13,000,000       $    0.15                   --
                         ----------                            ---------
Total                    18,660,000       $    0.14            5,948,077
                         ==========       =========            =========

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: the benefits expected to result from our divestiture of petroleum marketing operations, including decreased expenses and expenditures that are expected to be realized by us as a result of the divestiture, and other statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital requirements, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations. These statements are based on certain assumptions and analyses made by our management in light of past experience and perception of: historical trends, current conditions, expected future developments, and other factors that our management believes are appropriate under the circumstances. We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

Significant factors that could prevent us from achieving our stated goals include: declines in the market prices for oil and gas, adverse changes in the regulatory environment affecting us, the inherent risks involved in the evaluation of properties targeted for acquisition, our dependence on key personnel, the availability of capital resources at terms acceptable to us, the uncertainty of estimates of proved reserves and future net cash flows, the risk and related cost of replacing produced reserves, the high risk in exploratory drilling and competition. You should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had a working capital deficit of $2.6 million, due, in large part, to costs incurred with the drilling of the OCS GA 297 exploratory well. Subsequent to December 31, 2005, we engaged in several transactions that directly affected this deficit.

We borrowed $1.4 million under a funding from Hoactzin Partners that was added to the Aggregate Investment Account, and an additional $0.3 million under a placement of a convertible promissory note. We used the proceeds from these fundings primarily to retire indebtedness in the amount of $0.4 million and to pay certain accrued expenses, including accrued interest related to the indebtedness, in the total amount of $0.5 million. The balance of the proceeds from the borrowings was used to pay trade accounts payable and for funding the acquisition of the Vermillion leases as discussed below.

On June 15, 2006, we sold our equity investment in Capco Marine LLC and ownership interest in Midway Sunset LLC to one of our shareholders for $1.5 million. The purchaser paid $0.3 million cash and assumed liabilities of $0.2 million. In addition, the purchaser's promissory note of the remaining $1.0 million is due on September 30, 2006, with an option to extend to November 30, 2006.

On June 30, 2006, we received $1.3 million from a warrant holder who tendered 13,333,333 warrants in exchange for 9.0 million shares of fully paid Common Stock.

Net cash provided by operating activities totaled $1.4 million for 2005, compared to cash provided by operating activities of $3.1 million for 2004. In 2005, net loss, adjusted for reconciling items, resulted in a cash outflow of $1.7 million. Changes in assets and liabilities in 2005 resulted in a net cash source of $3.1 million. In 2004, net income, adjusted for reconciling items, resulted in a cash source of $1.7 million. Changes in assets and liabilities resulted in an additional cash source of $1.4 million.

Net cash used in investing activities totaled $6.2 million and $3.7 million for 2005 and 2004, respectively. Investments in the Hoactzin management agreement and Midway Sunset LLC in the amount of $1.4 million, fundings of bond collateral deposits in the amount of $0.7 million, capital expenditures for oil and gas property in the amount of $5.5 million, purchase of property and equipment in the amount of $0.5 million, purchase of marketable securities in the amount of $0.4 million, and an expenditure of $0.3 million for the re-financing of the liabilities attributable to assets under contract for sale were the principal cash outflows in 2005. Proceeds in the amount of $0.5 million from the sale of oil and gas property, proceeds in the amount of $0.8 million from sales of interests in the Hoactzin management agreement, proceeds in the amount of $0.4 from the sale of marketable securities, and proceeds in the amount of $1.0 million from the collection of notes receivable were the principal sources of cash inflow in 2005. A deposit in the amount of $0.4 million on a property acquisition, advances to related parties in the amount of $0.5 million, capital expenditures for oil and gas property in the amount of $2.9 million, purchases of other property and equipment in the amount of $0.7 million and the issuance of notes receivable in the amount of $1.0 million were the principal cash outflows in 2004. Proceeds in the amount of $1.7 million from the sale of oil and gas properties were the principal source of cash inflow in 2004.

Net cash provided by financing activities totaled $3.8 million and $2.4 million for 2005 and 2004, respectively. In 2005, proceeds from borrowings provided cash inflows of $0.7 million, and increases in long-term liabilities provided additional cash inflow of $0.2 million. The sale of Common Stock provided cash inflow of $4.3 million in 2005. Payments on notes payable and long-term debt resulted in a cash outflow of $1.2 million in 2005. An additional $0.2 million was expended in 2005 for the re-purchase of Common Stock. Proceeds from borrowings and an increase in long-term liabilities provided cash inflows of $3.4 million and $0.4 million, respectively, in 2004. Payments on long-term debt resulted in a cash outflow of $1.4 million in 2004.

Our long-term debt decreased from $1.1 million at December 31, 2004, to $0.7 million at December 31, 2005. We received proceeds of $0.4 million to pay for asset and treasury stock purchases, and to fund service company costs, and we paid $0.8 million during 2005 to retire long-term debt. The balance of convertible promissory notes increased from $1.6 million to $2.1 million, as additional notes in the amount of $0.5 million were issued during the year. The balance of short-term notes payable decreased from $0.8 million at December 31, 2004, to $17,000 at December 31, 2005, as a result of payments made during the year.

We have various loans which will require principal payments of $0.6 million in 2006. Of this amount, $0.4 million is owed to one party. We paid this obligation in full in June 2006 with funds received from the Hoactzin management agreement. The remainder of the principal payments are anticipated to be made from cash flow available from our operations of producing property, and from proceeds from the sale of assets and equity and/or debt funding.

To the extent such cash flow is insufficient to make the debt payments and provide adequate working capital for our business, we may be required to reduce or curtail certain operations or seek other sources of capital. We have historically secured financing for our acquisition and development activities on a project-financing basis. Such financing has included the sale of portions of target acquisitions or drilling ventures to third parties, participation with co-venturers on financing arranged by the other party, private borrowings from individuals and private placements of our Common Stock. Other than financing arrangements already consummated in the first six months of 2006, we do not have any agreements or arrangements providing for such financing and it may not be available on terms acceptable to us.

In addition to debt service requirements, we have several other obligations that affect our available cash flow. We are obligated to pay operating lease costs of approximately $0.1 million in 2006 for land and facilities and have an obligation to a surety company to make monthly cash collateral deposits of $24,000 over a period of thirteen months, ending February 2007. Various purchase agreements require that funding obligations of $1.1 million and $0.3 million be paid from the net profits, if any, derived from the respective operations of the properties. A total of $14,000 was paid in 2005 against the $0.3 million obligation. Utilization of available cash flow to fund these requirements may affect our ability to adequately fund other planned activities.

We disposed of our equity ownership in certain business interests ("Enterprises") during the year 2003, but remained as guarantor of certain indebtedness incurred by Enterprises prior to the date of sale by us. As of December 31, 2005, we were the guarantor of $1.3 million of obligations for trade accounts, real estate and equipment purchases and leases owed by Enterprises. The obligations are being serviced by Enterprises, and we believe that there is sufficient underlying collateral value in the related assets to significantly reduce the exposure of loss to us. Subsequent to December 31, 2005, Enterprises effected significant reductions to the outstanding indebtedness, such that as of April 30, 2006, the amount subject to our guarantee was $0.2 million.

We were also the guarantor of indebtedness issued to one lender by Graves, a former subsidiary of Enterprises, in the amount of $3.9 million at December 31, 2004. Our Chief Executive Officer owns Graves. In October 2005, a restructuring of the indebtedness provided for our removal as a guarantor of the indebtedness, although we are a party to an indemnification agreement that survived the settlement. Pursuant to the terms of the indemnification agreement, our liability for the items covered by the indemnification is limited to $0.3 million. For our part in the restructuring we agreed to fund a total of $0.3 million to be applied to the outstanding indebtedness. Of this amount, $0.2 million was paid in December 2005, and $0.1 million was paid in January 2006. We also granted 1.8 million warrants to Hoactzin as consideration for its participation in the refinancing of the indebtedness. Using the Black Scholes pricing model, the warrants were determined to have a fair value of $0.3 million, which has been charged to operations, with a corresponding increase to paid in capital. The warrants are exercisable for a period of five years with an exercise price of $0.195 per share.

We are responsible for any contamination of land we own or lease. However, there may be limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

We sell most of our oil production to certain major oil companies. However, in the event these purchasers discontinued oil purchases, we have made contact with other purchasers who would purchase the oil at terms standard in the industry.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to interest rate changes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005, COMPARED TO YEAR ENDED DECEMBER 31, 2004

Our revenues from oil and gas sales were $2.6 million in 2005 compared to $4.8 million in 2004. This decrease is due to a decrease in production volumes offset by an increase in product prices paid at the wellhead. On a barrel of oil equivalent ("BOE") basis, our price per BOE increased to $43.03 in 2005 from $33.67 in 2004, resulting in an increase in revenue of $1.3 million. Total production was 61,500 BOE in 2005, compared with 143,300 BOE in 2004, resulting in a decrease in revenue of $3.5 million. This decrease was due principally to the disposition of certain producing properties during the year 2004. Such properties provided BOE of 91,700 and revenue of $3.0 million in 2004. These decreases were partially offset by our remaining producing properties, which reported an increase in production and revenue of 9,800 BOE and $0.8 million, respectively. Our revenue from gas gathering, marketing, and processing, and oil field services increased to $0.9 million in 2005 from $0.4 million in 2004 due to increased utilization of our marine vessels at the Brazos property and our on-land service rigs.

In 2004, we recorded gains of $0.6 million and $0.4 million from the sale of land and oil and gas properties, respectively. We did not have any such gains in 2005.

Our oil and gas production lifting costs, including expensed workovers, decreased to $1.5 million in 2005 from $1.6 million in 2004. Although production volumes decreased 57% from 143,300 BOE in 2004 to 61,500 BOE in 2005, our lifting costs registered only a minimal decrease, as the properties sold in 2004 were primarily gas properties with lower associated operating costs. The oil properties in Oklahoma, which we acquired in late 2004, and operated throughout the year 2005, incurred higher per unit operating costs due to the level of expenditures necessary to keep the wells in production. Production taxes decreased to $0.2 million in 2005 from $0.5 million in 2004 and gas gathering, marketing and processing decreased to $0.2 million in 2005 from $0.8 million in 2004, all due principally to the decrease in production volumes from 143,300 BOE in 2004 to 61,500 BOE in 2005. Our oil field services expenses increased from $0.2 million in 2004 to $0.8 million in 2005 due to increased utilization of our marine vessels at the Brazos property and our on-land service rigs.

Net operating revenues from our oil and gas production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

General and administrative expenses were $2.1 million in 2005 and $1.3 million in 2004. The change is due to an increase in employment levels in our Houston, Texas office necessitated by the properties operated by us in the Texas Gulf Coast.

Depreciation, depletion and accretion were $1.3 million in 2005 and $0.8 million in 2004. This change is attributable to cost additions to our full cost pool during the year 2005 for which there were no associated proved reserves, resulting in an increase in the per unit cost depletion rate.

Interest income increased to $69,000 in 2005 from $19,000 in 2004 due principally to earnings on cash collateral deposits with our surety company.

Interest expense was $0.4 million in both 2005 and 2004. Although interest-bearing indebtedness declined from $3.5 million at the beginning of the year to $2.8 million at the end of the year, most of the change occurred in the second half of the year such that interest expense remained virtually unchanged throughout the entire year.

Losses from sale of marketable securities, including unrealized holding losses, decreased from a loss of $0.1 million in 2004 to a loss of $9,000 in 2005. The loss in 2004 was due principally to market value declines, while the loss in 2005 was the result of losses sustained in positions that were taken with available cash on a short-term basis. Other expenses increased to $0.3 million due to net profit distributions.

EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry. We sell most of our oil and gas production to certain major oil companies. However, in the event these purchasers discontinued oil and gas purchases, we has made contact with other purchasers who would purchase the oil and gas at terms standard in the industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, recovery of oil and gas reserves, financing operations, and contingencies and litigation.

Oil and Gas Properties

We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involve a significant amount of reserves.

Proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development partnerships, if any, will be credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

In accordance with the full cost method of accounting, future development, site restoration and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as our capitalized oil and gas property costs are amortized.

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2005, all of our oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2005.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we report a liability for any legal retirement obligations on our oil and gas properties. The associated costs are capitalized as part of the full cost pool. Following is a reconciliation of the asset retirement obligation liability for the year ended December 31, 2005 (in thousands):

Asset retirement obligation at January 1, 2005              $ 2,193
Liabilities incurred                                          1,759
Liabilities settled                                             (45)
Accretion expense                                                87
Revisions in estimated liabilities                               --
                                                            -------
Asset retirement obligation at December 31, 2005            $ 3,994
                                                            =======

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

Revenue Recognition

We recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) we issue an invoice to the customer which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice, and (iv) collection from such customer is probable.

ITEM 7.  FINANCIAL STATEMENTS.

Included at Pages F-1 through F-34 hereof.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  Capco Energy, Inc. and Subsidiaries
  Houston, Texas

We have audited the accompanying consolidated balance sheet of Capco Energy, Inc. and Subsidiaries, as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capco Energy, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Malone & Bailey, PC
-----------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas


June 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Capco Energy, Inc. and Subsidiaries


We have audited the consolidated statements of operations, comprehensive income
(loss), stockholders' equity, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stonefield Josephson, Inc.
------------------------------
CERTIFIED PUBLIC ACCOUNTANTS


Irvine, California
April 1, 2005 (July 19, 2006, as to the effects of the reclassification as disclosed in Note 1)

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                     ASSETS
                             (Dollars in Thousands)


Current Assets:
  Cash                                                    $   762
  Accounts receivable-trade, net of
    allowance of $45                                          671
  Prepaid and other current assets                            244
                                                          -------

     Total Current Assets                                   1,677


Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $2,902    14,623

Other Assets:
  Other property and equipment, less accumulated
    depreciation of $147                                    1,097
  Cost of financing under management agreement             10,092
  Bond deposits                                             3,004
  Other assets                                                388
                                                          -------


                       Total Assets                       $30,881
                                                          =======

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                DECEMBER 31, 2005
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

Current Liabilities:
  Accounts payable, trade                               $  2,470
  Accounts payable, related party                             84
  Current maturities of convertible debt                      25
  Current maturities of long-term debt                       556
  Current maturities of long-term debt, related party         77
  Accrued expenses                                         1,117
                                                        --------
     Total Current Liabilities                             4,329
                                                        --------
Non-current Liabilities:
  Accounts payable, related parties                           49
  Long term debt, less current maturities                     98
  Convertible promissory notes, net                        2,046
  Other long-term liabilities                              1,417
  Asset retirement obligation                              3,994
                                                        --------
     Total Non-current Liabilities                         7,604
                                                        --------

     Total Liabilities                                    11,933
                                                        --------

Commitments and Contingencies (Note 9)                        --

Stockholders' Equity:
Common stock, $0.001 par value;
  authorized 500,000,000 shares;
  118,548,477 shares issued                                  119
Additional paid in capital                                20,584
Treasury stock, 2,467,708 shares, at cost                   (344)
Retained deficit                                          (1,411)
                                                        --------
     Total Stockholders' Equity                           18,948
                                                        --------
     Total Liabilities and
     Stockholders' Equity                               $ 30,881
                                                        ========


The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Years ended December 31, 2005 and 2004
                     (Dollars in Thousands except per share)

                                                      2005            2004
                                                  ------------    ------------
Operating revenues
  Oil and gas sales                               $      2,646    $      4,825
  Gas gathering marketing and processing                    --             275
  Oil field services                                       926             155
  Gains on sales of land and oil and gas property           --             974
                                                  ------------    ------------
    Total operating revenues                             3,572           6,229
                                                  ------------    ------------
Operating costs and expenses
  Oil and gas production lifting costs                   1,530           1,569
  Production taxes                                         178             478
  Gas gathering, marketing and processing costs            166             768
  Oil field services                                       818             172
  Net profits distributions                                396              --
  Depreciation, depletion and accretion                  1,339             809
  General and administrative                             2,128           1,266
                                                  ------------    ------------
    Total operating costs and expenses                   6,555           5,062
                                                  ------------    ------------

    Operating (loss) profit                             (2,983)          1,167

Other Income (Expenses):
  Interest income                                           69              19
  Interest expense                                        (408)           (399)
  Losses on sales of investments-
     marketable securities                                  (9)            (63)
  Holding losses-marketable securities                      --              (2)
  Other                                                   (282)              3
                                                  ------------    ------------
     (Loss) income before taxes                         (3,613)            725

Provision for income taxes                                  --              --
                                                  ------------    ------------
     Net (loss) income                            $     (3,613)   $        725
                                                  ============    ============

Earnings per share-basic:                         $      (0.03)   $       0.01
Earnings per share-diluted:                       $      (0.03)   $       0.01
                                                  ============    ============
Weighted average common share and common
  share equivalents:
  Basic                                            112,845,317      96,067,502
  Diluted                                          122,640,846     105,741,590
                                                  ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2005 and 2004
                             (Dollars in Thousands)

                                                                                Accumulated
                             Common Stock          Additional    Treasury        (Deficit)/
                       -------------------------     Paid-In       Stock         Retained
                          Shares       Amount        Capital                      Earnings      Total
                       -----------   -----------   -----------   -----------    -----------   -----------
Balances at
December 31,
2003                    95,983,716   $        96   $     2,429   $      (127)   $     1,477   $     3,875

Treasury stock                  --            --            --           (11)            --           (11)
(acquisitions)

Shares sold for cash     1,095,000             1            70            --             --            71

Shares issued in
settlement of
liability                  300,000            --            30            --             --            30

Shares issued
for acquisition
of property              3,644,760             4           433            --             --           437

Discount on
convertible notes               --            --           112            --             --           112

Net income                      --            --            --            --            725           725
                       -----------   -----------   -----------   -----------    -----------   -----------
Balances at
December 31,
2004                   101,023,476   $       101   $     3,074   $      (138)   $     2,202   $     5,239

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2005 and 2004
                             (Dollars in Thousands)

                                                                                Accumulated
                             Common Stock          Additional    Treasury        (Deficit)/
                       -------------------------     Paid-In       Stock         Retained
                          Shares       Amount        Capital                      Earnings      Total
                       -----------   -----------   -----------   -----------    -----------   -----------
Balances at
December 31,
2004                   101,023,476   $       101   $     3,074   $      (138)   $     2,202    $     5,239

Treasury stock                  --            --            --          (206)            --           (206)
(acquisitions)

Shares sold for cash    15,225,000            15         4,370            --             --          4,385

Shares issued in
settlement of
liabilities              2,000,001             2           373            --             --            375

Shares issued
for conversion
of promissory notes        300,000             1            59            --             --             60

Fair value of
warrants issued                 --            --        12,708            --             --         12,708

Net loss                        --            --            --            --         (3,613)        (3,613)
                       -----------   -----------   -----------   -----------    -----------    -----------
Balances at
December 31,
2005                   118,548,477   $       119   $    20,584   $      (344)   $    (1,411)   $    18,948
                       ===========   ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004
                             (Dollars in Thousands)

                                                        2005      2004
                                                      -------    -------
Cash Flows From Operating Activities:
  Net (loss) income                                   $(3,613)   $   725
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
     Depreciation, depletion, accretion
       and amortization                                 1,424        809
     Share-based compensation                             158         --
     Foreign currency translation adjustment               --         57
     Loss on sales of investments - marketable
       securities                                           9         63
     Loss on settlement of guarantor obligation           305         --
     Loss on debt conversions                              15         --
     Holding losses - marketable securities                --          2
     Increase in deferred tax asset                        --     (1,298)
     Increase in deferred tax liability                    --      1,298
  Changes in assets and liabilities:
     Accounts receivable - trade                         (189)      (225)
     Notes receivable (accrued interest)                   --          2
     Other current assets                                 (81)      (113)
     Other assets                                          12         (5)
     Accounts payable                                   2,974        937
     Accrued expenses                                     344        812
                                                      -------    -------
Net cash provided by operating activities               1,358      3,064
                                                      -------    -------

Cash Flows From Investing Activities:
     Acquisition of subsidiary, net of cash                --          4
     Cost of financing under management agreement      (1,117)        --
     Funding of bond collateral                          (713)        (8)
     Deposit on property acquisition                       --       (400)
     Net repayments (advances) with related parties        49       (511)
     Proceeds from sales of oil and gas property          500      1,736
     Proceeds from sales of interests in investment
      in Hoactzin management agreement                    770         --
     Purchase of other assets                            (312)       (50)
     Capital expenditures for oil and gas property     (5,545)    (2,872)
     Purchase of property and equipment                  (525)      (652)
     Proceeds from sale of marketable securities          390        128
     Purchase of marketable securities                   (398)        --
     Increase in assets attributable to businesses
      under contract for sale                            (283)       (50)
     Collection (issuance) of notes receivable            981       (981)
                                                      -------    -------
   Net cash used in investing activities               (6,203)    (3,656)
                                                      -------    -------

Continued on Next Page
The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004
                             (Dollars in Thousands)
                                   (continued)

                                                            2005        2004
                                                          --------    --------
Cash Flows From Financing Activities:
     Proceeds from issuance of debt                            204       1,752
     Proceeds from production payable                          150          --
     Proceeds from convertible promissory
      notes, net                                               460       1,628
     Increase in long-term liabilities                          --         361
     Payments on notes payable                                (345)         --
     Payments on long term debt                               (846)     (1,438)
     Sale of Common Stock and exercise of options            4,385          71
     Purchase of Common Stock                                 (206)        (12)
                                                          --------    --------
   Net cash provided by financing activities                 3,802       2,362
                                                          --------    --------

   Net (decrease) increase in cash                          (1,043)      1,770
   Cash, beginning of period                                 1,805          35
                                                          --------    --------
   Cash, end of period                                    $    762    $  1,805
                                                          ========    ========

Supplemental disclosure of cash flow information:

Interest paid                                             $    233    $    333
                                                          ========    ========
Taxes paid                                                $     --    $     --
                                                          ========    ========

Supplemental disclosure of non-cash financing and investing activities:

Common Stock issued for conversions of promissory notes   $     60    $     --
                                                          ========    ========

Common Stock issued in settlement of liabilities          $    375    $     30
                                                          ========    ========
Note payable settled in connection with transfer
  of oil and gas property interest                        $    400    $     --
                                                          ========    ========
Cost of warrants issued in connection with
  management agreement                                    $ 11,745    $     --
                                                          ========    ========
Reversal of liability for businesses under contract
  for sale                                                $  4,346    $     --
                                                          ========    ========

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004
                             (Dollars in Thousands)
                                   (continued)

Increase in liability for asset retirement
  obligation                                       $  1,758   $ 1,088
                                                   ========   =======
Reduction in oil and gas property additions
  as originally invoiced due to settlement of
  accounts payable for reduced amounts             $    657   $    --
                                                   ========   =======
 Paid in capital provided as equity component of
  debt financing                                   $     --   $   112
                                                   ========   =======
Acquisition cost of oil and gas property
  settled with issuance of Common Stock            $     --   $   437
                                                   ========   =======
Accrual for acquisition cost of oil and gas
  property to be settled with issuance of
  Common Stock                                     $     --   $   200
                                                   ========   =======
Long-term debt and liabilities reduced
  for property sold                                $     --   $ 3,297
                                                   ========   =======
Long-term liability (released) assumed in
  connection with guaranty of indebtedness         $     --   $  (432)
                                                   ========   =======

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or "the Company") is an independent energy company engaged primarily in the acquisition, development, production of and the sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States of America. The principal executive offices of the Company are located at 5555 San Felipe, Suite 725, Houston, TX 77056. The Company was incorporated as Alfa Resources, Inc., a Colorado corporation, on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and it's wholly and majority owned subsidiaries. Accordingly, all references herein to Capco or the Company include the consolidated results. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company's significant subsidiaries in 2005 include Capco Operating Corporation, Capco Offshore, Inc., and Packard Gas Company, and in 2004 included Capco Offshore, Inc. and Packard Gas Company.

Effective April 1, 2005, the Company divested its 80% equity interest in Bison Energy Company ("Bison") that was acquired from a Director of the Company during the year 2004, by selling the interest to the Director for the Company's original investment. Bison is the owner of an oil property in the state of Wyoming. Operations from the property resulted in cumulative losses in the amount of $29,000 since the date of acquisition. Capco recorded a gain in the amount of $29,000 in 2005 as a result of the disposition. Funding provided to Bison by Capco in 2004 in the amount of $50,000 that had previously been accounted for as an advance to Bison was reclassified as a payment against long-term debt owed to the Director.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales' volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues there-from (See Supplemental Information About Oil and Gas Producing Activities).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $0.5 million cash balances in excess of federal insured limits as of December 31, 2005.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are: cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had an allowance of $45,000 as of December 31, 2005, that was based on its evaluation of specific customers' balances and the collectibility thereof.

INVESTMENT IN EQUITY SECURITIES

For equity securities that the Company i) does not exercise control in the investee and ii) expects to divest within a short period of time, the Company accounts for the investment under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with FASB No. 115, equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are bought and held principally for the purpose of selling in the near term (thus held for only a short period of time) are classified as trading securities and all other securities are classified as available-for-sale. Trading and available-for-sale securities are measured at fair value in the balance sheet. For trading securities any realized gains or losses and any unrealized holding gains and losses are reported in the statement of operations. For available-for-sale securities any realized gains and losses are reported in the statement of operations and any unrealized holding gains and losses are reported as a separate component of stockholders' equity until realized.

OIL AND GAS PROPERTIES

Capco follows the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involve a significant amount of reserves.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2005, all of the Company's oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2005.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations", the Company reports a liability for any legal retirement obligations on its oil and gas properties. The associated costs are capitalized as part of the full cost pool.

Following is a reconciliation of the asset retirement obligation liability for the year ended December 31, 2005 (in thousands):

Asset retirement obligation at January 1, 2005     $ 2,193
Liabilities incurred                                 1,759
Liabilities settled                                    (45)
Accretion expense                                       87
                                                   -------
Asset retirement obligation at December 31, 2005   $ 3,994
                                                   =======

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

IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. The Company adopted this new statement on January 1, 2002, and concluded that the effect of adopting this statement had no material impact on its financial position, results of operations, or cash flows.

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

In 2002, the Company adopted SFAS No.123 "Accounting for Stock-Based Compensation". SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, and allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net (loss) income and earnings per share for the years ended December 31, 2005 and 2004, would have been adjusted to the pro-forma amounts indicated below (dollars in thousands, except per share):
                                                 2005       2004
                                               -------    -------
      Net (loss) income as reported            $(3,613)   $   725
      Compensation recognized under APB 25          --         --
      Compensation recognized under SFAS 123      (450)      (218)
                                               -------    -------
      Pro-forma net (loss) income              $(4,063)   $   507
                                               =======    =======
      Net (loss) income per share:
      Basic and diluted-as reported            $ (0.03)   $  0.01
      Basic and diluted-pro-forma              $ (0.03)   $  0.01

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends; expected lives ranging from 1 to 5 years for 2005 and from 3 to 5 years for 2004; expected volatility ranging from 244% to 246% for 2005 and from 85% to 217% for 2004; and risk free rates of return ranging from 3.84% to 3.90% for 2005 and from 3.29% to 3.74% for 2004. The weighted average fair value of those purchase rights granted in 2005 and 2004 was $0.20 and $0.13, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2005.

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, the weighted average number of shares outstanding for the year ended December 31, 2005, have been increased for 9,795,529 shares of Common Stock determined under the "if converted" method, due to outstanding convertible promissory notes during the year. Under the treasury method of calculating additional shares outstanding, the Company's weighted average number of shares outstanding for the year ended December 31, 2005, would have been increased for 8,098,153 shares of Common Stock if associated stock options and warrants would have had a dilutive effect. Due to the net loss reported by the Company, the effect of including shares attributable to stock options and warrants would have been antidilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average shares outstanding for 2004, have been increased for 5,192,941 shares of Common Stock as associated stock options have a dilutive effect on net income. Additionally, the number of shares outstanding for 2004, have been increased for 4,481,148 shares of Common Stock determined under the "if converted" method, due to the issuance of convertible notes payable during 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of SFAS 123(R) would be similar to the Company's calculation of the pro forma impact on results of operations included in Note 1 above.

Capco does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial positions or cash flows.

RECLASSIFICATION

Certain amounts have been reclassified in the prior year to be consistent with the classification as of December 31, 2005.

2. BUSINESS COMBINATION, ACQUISITION AND DIVESTITURES:

The Company had the following acquisitions and divestments during 2005:

Effective April 1, 2005, the Company divested its 80% equity interest in Bison Energy Company ("Bison") that was acquired from a Director of the Company during 2004, by selling the interest to the Director for the Company's original investment. Bison is the owner of an oil property in the state of Wyoming. Operations from the property resulted in cumulative losses of $29,000 since the date of acquisition. Capco recorded a gain of $29,000 in 2005 from the disposition. Funding provided to Bison by Capco in 2004 of $50,000 that had previously been accounted for as an advance to Bison was reclassified as a payment against long-term debt owed to the Director.

On May 4, 2005, the Company closed on a Purchase and Sale Agreement and a Management Agreement ("Agreement") with Hoactzin Partners, L.P., ("Hoactzin") an oil and gas investment affiliate of New York based investment firm Dolphin Asset Management Corp. The Company sold to Hoactzin its interests in High Island Block 196 which were acquired in February 2005, a portion of its interests in two producing wells and one idle well in the Brazos Field in Texas state waters, and a portion of its interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date. The sale also included working interests ranging from 14% to 100% in 11 producing wells situated on approximately 13,300 gross acres located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30. The contract acquisition price of $20.0 million, plus a production payment of $1.0 million, was reduced to a closing cost of $12.1 million, after adjustment for net revenue credits for the period from the effective date to the closing date and for a cash deposit of $1.0 million paid by the Company. Hoactzin paid all of the funds required at closing, except for $0.1 million that was paid by the Company. The production payment is to be paid from 25% of the revenue produced by the acquired property interests once payout of the initial acquisition cost of $20.0 million has occurred.

Hoactzin had previously provided funding in the amount of $4.9 million for the acquisition of the High Island Block 196 property. Included in this amount was $2.0 million that was deposited with Capco's surety company as collateral for bonds that were posted with the Minerals Management Service. Hoactzin had also advanced $1.5 million for the pending acquisition from the Company of working interests in three wells in the Brazos Field and the well being drilling in the OCS Galveston Block 297. The total proceeds of $6.4 million were reported by the Company as a note payable for a portion of the year 2005 until Hoactzin received owner approval from the Minerals Management Service and the Company assigned the property interests to Hoactzin.

On November 30, 2005, Hoactzin closed on the acquisition of a producing oil property located in Orange County, Texas. Hoactzin funded the total acquisition cost of $2.8 million. The acquired property consists of approximately 550 acres and includes 130 previously drilled wells, of which 20 were in current production. As operator of the property, Capco intends to begin a program to return idle wells to production.

The Agreement is governed under the terms of a Management Agreement between the parties. Hoactzin owns title to the properties and retains all cash flow from the properties until their investment, including a return of 8% on the invested funds, is repaid ("Repayment Date"), at which time the Company will receive a management fee equal to 66.7% of the net cash flow from the properties. The Company has the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to the Company at any time after the two-year anniversary of the Repayment Date. The option prices are based on formulas specified in the Management Agreement.

As of December 31, 2005, Hoactzin had expended a total of $21.2 million under this Agreement. Interest earned on invested funds totaled $0.8 million, and distributions of net cash flow to Hoactzin amounted to $11.4 million, resulting in a remaining investment balance of $10.6 million.

In connection with the acquisition of the Chandeleur Area properties, the Company secured participation from two outside investors. Proceeds from these investors totaling $0.7 million were used by Capco to fund a portion of the $1.1 million that the Company contributed to the total acquisition cost of these properties, and were recorded as a reduction of the Company's basis in the Agreement. For the consideration paid to Capco, the investors received a total of 5.5% of Capco's rights and title to the Chandeleur Area properties. For an initial period of twelve months, beginning July 1, 2005, the investors are receiving distributions at the rate of $66,000 per month. At the end of that period, the investors' accounts will be adjusted to reflect any difference between the cash distributions paid during the period and actual cash flow from the properties attributable to the 5.5% interest, with a settlement of funds either due to, or from, the investors. In addition, effective July 1, 2006, the investors will begin to receive payments equal to 5.5% of actual net cash flow from the Chandeleur Area properties.

At the closing of the Agreement with Hoactzin, the Company issued a series of common stock purchase warrants ("Warrants") to Hoactzin. The Warrants are exercisable into a total of 24,226,181 shares of the Company's Common Stock at initial exercise prices ranging from $0.176 to $0.30, subject to adjustments pursuant to the anti-dilution provisions set forth in the Warrants, and expire five (5) years from date of issue. The Warrants may be exercised upon payment of cash, exchanged for the Company's Common Stock, or applied as a credit against the Aggregate Investment Amount, as that term is defined in the agreements. Using the Black-Scholes pricing model with a Common Stock price of $0.50, which was the closing price on the grant date of the Warrants, it was determined that the Warrants had a fair value of $10.8 million. This amount has been accounted for as Cost of Financing Under Management Agreement for obtaining the management fee as provided for in the Management Agreement, with a corresponding increase to the Company's paid in capital account. The $2.0 million cash deposit with the Company's surety company was allocated from this amount to be reported by the Company with other similar cash deposits. Cash payments in the total amount of $1.1 million contributed to the management agreement by the Company in connection with the acquisition of the Chandeleur Area properties have also been accounted for as Cost of Financing Under Management Agreement.

During the eight-month period from closing of the Agreement in May 2005 to December 31, 2005, Hoactzin expended an additional $2.9 million, principally in connection with an acquisition of a producing oil field in southeast Texas. These expenditures resulted in a grant of 5,248,196 Warrants with a calculated fair value, using the Black Scholes pricing model, of $0.9 million. This amount has been accounted for as a Cost of Financing Under Management Agreement, with a corresponding increase to the Company's paid in capital account. The Warrants have an exercise price of $0.195, and expire five (5) years from date of issue.

The net cost of $10.1 million, including reduction for the proceeds received from the two investors discussed above, will be carried on the Company's balance sheet at cost, to be reduced by amortization once the venture has achieved payout and management fee payments are initiated. The Company will periodically assess the carrying value of the Cost of Financing Under Management Agreement for possible impairment. In management's opinion, no impairment existed as of December 31, 2005. In the event that the Company elects to exercise its option to acquire property interests from Hoactzin (one year following Repayment Date), the carrying value of the Cost of Financing Under Management Agreement will be considered to be a cost of the acquisition and reclassified to the oil and gas property full cost pool account.

The Company had the following acquisitions and divestments during 2004 and 2005:

ACQUISITIONS

Effective July 1, 2004, the Company purchased a 92.8% working interest in a property located in Stephens County, Texas. In addition to the acreage, the acquisition included one producing gas well drilled by the former owners, the coal bed methane well drilled by the Company during the year and seismic and geological studies. The Company issued 3.6 million shares of Common Stock as consideration for the acquisition cost of $0.4 million. The per share price of $0.16 approximated the market price of the Company's Common Stock at that time. Approximately 70% of the acquired working interest in the property was acquired as a result of Capco's exchange of shares for 100% equity ownership of Packard Gas Company with individuals, or entities controlled by individuals, who have either a direct, or beneficial, relationship to the Company, including Capco's President of the Company. Subsequent to the exercise of its option, the Company drilled and completed a gas well on the property at a cost of $0.2 million. Following a period of evaluation of the two producing gas wells the decision was made to discontinue further drilling activities on the property, and as a result, the Company only earned acreage attributable to each well location actually drilled on the property.

In September 2004, the Company acquired from a Director of the Company, an 80% equity interest in Bison Energy Company ("Bison"), an entity organized for the purpose of owning, and operating, oil and gas properties in the state of Wyoming. The Director holds the 20% minority interest. Bison's operations since date of acquisition resulted in a loss of $23,000. The entire amount of the loss has been reflected in the financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $4,600, Capco will report 100% of results of operations with no reduction for minority interest. In conjunction with the equity investment, the Director exercised options at a price of $0.0625 per share to acquire 800,000 shares of the Company's Common Stock. The option proceeds of $50,000 were advanced to Bison to provide funding for the acquisition of a 33.33% working interest in an oil property in the amount of $30,000; Bison retained the balance for working capital. The property consists of 720 gross acres and includes nine wells, four of which are currently in production. Rework operations are in progress in an effort to restore the remaining wells to production.

OIL AND GAS PROPERTIES

On May 4, 2005, the Company closed on the sale of a portion of its working interest in two producing wells and one idle well in the Brazos area to Hoactzin. In addition, Hoactzin has the option to participate in work over activities in a fourth well if such activities are conducted. Sales proceeds in the amount of $0.5 million were credited against the Company's full cost pool.

In February 2005, the Company commenced drilling operations on an exploratory well in Outer Continental Shelf ("OCS") Galveston Block 297. Capco was the operator of the well, which was targeted for a total depth of 13,500 feet. If successful the Company would own a 27% working interest in the well, with the remaining interest owned by other oil and gas companies. Drilling activities were significantly extended past the anticipated timeline as it became necessary to sidetrack and re-drill a portion of the well due to encountering excessive gas pressures at a depth of approximately 13,350 feet. The well was drilled to its target depth and tested for the presence of hydrocarbons, but in the opinion of management and the other participants, the test results did not warrant a completion attempt, and the well was plugged and abandoned in May 2005. Capco filed a claim with its insurance company for recovery of a portion of the additional costs incurred during the drilling of the well, and received $3.2 million for its interest in November 2005. The Company's cost of drilling the well, after reduction for insurance proceeds and turnkey payments received from some of the participants in the well, were $2.8 million and are included in the full cost pool.

The Company also incurred expenditures of $0.5 million in connection with the development of properties located in Creek County, Oklahoma, satisfying the terms of the purchase agreement to earn its entire 50% working interest in the properties. During the year 2005, the Company had increased its ownership in the properties from 45% to 50% by acquiring an additional 5% working interest from another owner of the properties.

Additionally, the Company expended in excess of $0.1 million for development of properties located in Osage County, Oklahoma, satisfying terms of the purchase agreement for that property. The Company also disbursed a total of $14,000 to the seller for the net profits obligation.

Effective October 1, 2005, the Company executed a Funding Agreement ("Agreement") with Domain Development Partners I, LP ("Domain"), providing for the development of idle wells in the Company's Brazos area. Under the terms of the Agreement, Domain would provide funding to pay for the Company's portion of costs to rework as many as fifteen idle wells in an attempt to restore the wells to production. Domain's only recourse for repayment of the funds expended is the revenue that results from such rework activities. Domain will receive 70% of Capco's revenue interest in the wells until such time that it has received reimbursement for 150% of its expended cost, at which time Domain's interest in Capco's revenue will decrease to 35%. Following recovery of 200% of its expended cost, Domain will cease to have an interest in the wells. In connection with this transaction, Capco issued warrants to Domain to acquire, for a period of two years, up to five million shares of Common Stock at a price of $0.175 per share. Using the Black-Scholes method of valuation, the warrants have a fair value of $0.5 million, which cost has been included in the Company's full cost pool with a corresponding credit to paid in capital. As of December 31, 2005, rework activities had commenced on two wells at a cost of approximately $0.2 million. Domain had advanced funds in the amount of $0.2 million to pay such costs. The Company provided Domain with a security agreement covering the wells for which it will be providing funding.

In February 2004, the Company closed on an acquisition of a production platform with nine additional well in the Brazos Field, offshore in Matagorda County, Texas. The Company owns a 90% working interest in the wells and will be operator of the property. In conjunction with the acquisition, Capco plans to acquire leases for the mineral interests at an estimated cost of $0.1 million. Such expenditure is necessary before the Company can initiate production from any of the acquired wells. Under the terms of the agreement, the seller agreed to contribute as much as $1.0 million to apply toward payment of abandonment costs when, and if, the Company incurs such costs. In accordance with FAS 141, contingent consideration that is not recognized at the acquisition date is recognized and measured when the contingency is resolved and consideration is issued or becomes issuable. As of December 31, 2005, the Company has not finalized its work program for this property, and had not expended any funds for lease acquisition.

In February 2004, the Company entered into an agreement to drill and complete a coal bed methane well in Stephens County, Texas. The well was drilled to a depth of 1,100 feet at a cost of $0.1 million, and following a period of "dewatering" and evaluation, was determined to be non-productive. By drilling the well Capco earned the right to negotiate the purchase of a leasehold interest in approximately 4,000 acres, along with wells previously drilled on the property.

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

Effective September 30, 2004, the Company sold its interests in non-operated producing properties located in Alabama and Louisiana to a company owned by the Company's Chief Executive Officer. Sales proceeds in the amount of $0.4 million were received by the Company in October 2004 and were used for working capital. The sales proceeds were credited against the Company's basis in oil and gas properties. No gain or loss was recognized from the sale as the disposition represented only 3% of the Company's proved reserves at the time of sale. If it is determined through due diligence by the Company that the properties could have been sold for an amount greater than $0.4 million, then the related party has the obligation to pay such excess to the Company, or the Company, at its option, may repurchase the properties at the original sales price. There were no changes in 2005 to the transaction as originally closed in 2004.

In October 2004, the Company acquired a 45% working interest in two properties located in Creek County, Oklahoma. The properties consisted of approximately 100 oil wells, the majority of which were not in production at the time of acquisition by the Company. Under the terms of the purchase agreement the Company is obligated to spend $0.6 million over a specified period of time in an effort to bring injection and production wells back in to service to earn the entire 45% interest. As of December 31, 2004, the Company had incurred $48,000 of such costs. During the year 2005, Capco increased its working interest ownership from 45% to 50% by acquiring an additional 5% working interest from another owner of the properties. The Company also incurred property development expenditures of $0.5 million, satisfying the terms of the purchase agreement to earn its entire 50% working interest in the properties.

In December 2004, the Company acquired a 100% working interest in an oil property consisting of approximately 80 wells located in Osage County, Oklahoma. The acquisition cost of $0.2 million is to be settled by the issuance of 1.0 million shares of the Company's Common Stock. The per share price of $0.20 approximated the market price of Capco's Common Stock at the time the agreement was negotiated with the seller. The Common Stock was issued to the seller in March 2005. The seller of the property retained a net profits interest in the amount of $0.3 million that is to be paid from one-third of the net production from the property until paid in full. The net profit distributions will be included with the cost of the property as Capco pays them. In addition, the purchase agreement stipulates that the Company expend a minimum of $0.1 million of property development costs within one year from the date of acquisition. Capco expended in excess of $0.1 million of such costs during the year 2005.

Effective December 31, 2004, the Company sold its interests in non-operated producing properties located in Michigan and Montana and other assets to the Company's Chief Executive Officer for the amount of $4.7 million. The Company received a fairness opinion for the sale in January 2005. The sales amount was settled by the payment of a cash deposit in the amount of $0.7 million, assumption of debt against the properties in the amount $3.3 million and the issuance of a note payable to the Company in the amount of $0.7 million. The note was paid in full in March 2005. The disposition resulted in a significant change to the depletion rate in Company's full cost pool cost center, which required that gain or loss recognition be given to the sale. The Company recorded a gain in the amount of $0.4 million from the sale.

LAND

In December 2004, the Company sold 160 acres of undeveloped land located in Alberta, Canada. The Company had owned the land since 1999 with a cost basis of $0.2 million. Consideration for the sale consisted of $0.1 million cash received in December 2004, assumption by the buyer of related indebtedness in the amount of $0.4 million and $0.3 million cash received in March 2005. The Company realized a gain of $0.6 million from the sale. The buyer paid the note receivable in full in March 2005.

3. INVESTMENTS IN EQUITY SECURITIES-MARKETABLE SECURITIES

During 2005, the Company invested on a short-term basis temporarily available cash in marketable securities. As of December 31, 2005, the Company had disposed of all such investments, realizing total losses in the amount of $9,000.

During 2004, the Company disposed of its portfolio of marketable securities in common stock, realizing total losses in the amount of $65,000.

4. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2005 (in thousands):

      Properties being amortized               $ 17,357
      Properties not subject to amortization        168
      Accumulated depreciation and depletion     (2,902)
                                               --------
      Oil and gas properties, net              $ 14,623
                                               ========

At December 31, 2005, certain of these assets collateralized a portion of the Company's long-term debt (see Notes 6 and 7), as well as the Company's obligation to a surety company.

Depreciation and depletion expense totaled $1.3 million and $0.8 million for 2005 and 2004, respectively.

5. BUSINESSES UNDER CONTRACT FOR SALE

Effective December 31, 2002, the Company entered into an agreement to sell two subsidiaries whose assets consisted principally of land, buildings and equipment. The subsidiaries were in the business of distribution of refined petroleum products and convenience stores.

Capco agreed to continue to operate the businesses for a period of time subsequent to the date of sale to allow the buyer time to make separate credit arrangements with lenders and suppliers, and to negotiate for the removal of the Company as the guarantor of a significant portion of the indebtedness assumed by the buyer. Approximately $3.8 million of indebtedness was owed to one lender by one of the subsidiaries, and the subsidiary was in default on the indebtedness. The sales transaction resulted in a gain to the Company in the amount of $0.2 million; however, due to the significant risk still assumed by the Company in the form of the loan guarantees, the gain was to be deferred until such time that the risk either was significantly reduced or eliminated.

During the period 2003 to 2005, there were several attempts to achieve a renegotiation of the indebtedness, all without success. Some of the underlying property was sold with the proceeds applied to the indebtedness, but Capco's guarantee remained in place.

The Company evaluated the exposure relating to the debt guarantees as of December 31, 2003, and determined that the Company would, in all likelihood, incur a loss from this disposal. It was estimated that the liabilities, which are guaranteed by the Company, exceeded the underlying net assets by approximately $0.3 million. The Company accounted for this deficit by eliminating the deferred gain of $0.2 million recorded in 2002, and by recording a $0.2 million charge in 2003.

In October 2005, the parties achieved a restructuring of the indebtedness that provided for the removal of Capco's debt guarantee, although Capco is a party to an indemnification agreement that survived the settlement. Pursuant to the terms of the indemnification agreement, Capco's liability for the items covered by the indemnification is limited to $0.3 million. For its part in the restructuring Capco agreed to fund a total of $0.3 million to be applied to the outstanding indebtedness. Of this amount, $0.2 million was paid in December 2005, and $0.1 million was paid in January 2006. Capco also granted 1,915,344 warrants to Hoactzin as consideration for its participation in the refinancing of the indebtedness. Using the Black-Scholes pricing model, the warrants had a fair value of $0.3 million. This cost has been charged to operations by Capco, with a corresponding increase to paid in capital. The warrants are exercisable for a period of five years with an exercise price of $0.195 per share.

6. LONG TERM DEBT

Long-term debt consisted of the following as of December 31, 2005 (in thousands):

Note payable, interest at 8% per annum, payable in
one installment of $80 and ten monthly installments
of $10, which includes principal and interest, to
November 2005, collateralized by oil and gas leases           $  17

Note payable to a related party, interest at 7%, payable
in monthly installments of $4, due on June 30, 2006              77

Note payable to an individual, interest at 12.0%,
payable in monthly installments of $75, which includes
principal and interest, due in June 2006,
collateralized by producing oil and gas properties and
by the guarantee of the Company's Chief Executive Officer       455

Notes payable for equipment and oilfield services, interest
ranging from 3.5% to 9.5%, payable in total monthly
installments of $8, due at various times to December 2009,
collateralized by equipment                                     182
                                                              -----
Total debt                                                      731
Less current maturities                                        (633)
                                                              -----
Long term debt                                                $  98
                                                              =====

The following is a summary of the principal amounts payable over the next four years (in thousands):

                   Year ending December 31,
                             2006             $633
                             2007               83
                             2008                7
                             2009                8
                                              ----
                                              $731
                                              ====

Interest expense for all corporate borrowings totaled $0.4 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively.

7. CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following as of December 31, 2005 (in thousands):

Note payable to an individual, interest at 9%,
plus an incremental interest rate of 1% for every $1
that West Texas  Intermediate Crude exceeds $21
per barrel payable quarterly, convertible into
common stock at the option of the holder at
$0.38 per share, with the past due unpaid
principal as of May 2003, no collateral                                 $ 25

Notes payable to individuals, interest at 12%,
payable quarterly, convertible into common stock
at the option of the holders at $0.20 per share,
with the unpaid principal due during February to May
2007 (net of unamortized discounts of $12), no collateral                243

Note payable to an individual, interest at 10%,
payable quarterly, convertible into Common
Stock at the option of the holder at $0.18 per share,
with the unpaid principal due in September 2008
(net of unamortized discount of $47),
collateralized by oil and gas properties                               1,653

Note payable to an individual, interest at 12%,
payable quarterly, convertible into common
stock at the option of the holder at $0.15 per share,
with the unpaid principal due in September 2008, no collateral          150
                                                                      -----
                                                                      $2,071
Less current maturities                                                  (25)
                                                                      -----
                                                                      $2,046
                                                                      =====

At the option of the holders, the notes can be converted into as many as 11.8 million shares of the Company's Common Stock. Notes not converted during the three-year period from date of sale are to be redeemed for their face amount on the third anniversary from the subscription date. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", discounts of approximately $0.1 million attributable to the beneficial conversion feature were recorded as additional paid in capital. The discounts are being amortized using the effective interest rate method over the terms of the indebtedness.

8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2005 (in thousands):

Minority interest in former consolidated subsidiary   $  361

Production payable                                       150

Vendor payable in dispute                                879

Deferred income taxes                                     27
                                                      ------
                                                      $1,417
                                                      ======

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

The Company is not aware of any environmental claims existing as of December 31, 2005, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

LAND RENTALS AND OPERATING LEASES

The Company leases office facilities and equipment under operating leases expiring through March 31, 2007. As of December 31, 2005, future minimum rental payments required under operating leases are as follows (in thousands):

                   Year ending December 31,
                              2006               $74
                              2007                 2
                                                 ---
                                                 $76
                                                 ===

Rental expense charged to operations totaled $0.1 million and $64,000 for the years ended December 31, 2005 and 2004, respectively.

LEGAL PROCEEDINGS

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. A company engaged by Capco to provide well service in connection with work over operations on some of the Company's offshore wells has filed a claim for unpaid invoices in the amount of approximately $0.2 million. Capco has recorded less than $50,000 of such costs in its accounts, and has claims against the service company for damages and costs to its wells in an estimated amount in excess of $1.0 million. The Company expects to show that its damages far exceed the claim amount asserted by the service company.

In a matter styled Harvest Oil & Gas, LLC v Capco Energy, Inc. filed in United States District Court, Eastern District of Louisiana on August 16, 2005, the claimant seeks collection of a $0.6 million finders fee on a transaction where title to oil and gas properties was initially taken by Capco, but then immediately transferred to the Hoactzin investment program. A trial date of January 22, 2007, has been set to hear the mater. The Company has not recorded any loss provision for this matter as it believes the complaint to be without merit, but in the event that the plaintiff is successful in obtaining a favorable result against the Company, Capco plans to seek reimbursement from the Hoactzin investment program.

OTHER

Capco is obligated to a surety company to make monthly cash collateral deposits of $24,000 over a period of thirteen months, ending February 2007.

Various oil and gas property purchase agreements require that funding obligations of $1.1 million and $0.3 million be paid from the net profits, if any, derived from the respective operations of the properties. A total of $14,000 was paid in 2005 against the $0.3 million obligation.

Capco is guarantor of certain obligations of business interests that Capco sold during 2003 of $1.3 million at December 31, 2005. The obligations consist of vendor trade accounts, and real estate and equipment purchases and leases. Management believes that there is sufficient underlying collateral value in the related assets to significantly reduce the potential loss, if any, to Capco. Subsequent to December 31, 2005, the business interests effected significant reductions to the outstanding indebtedness, such that as of April 30, 2006, the amount subject to Capco's guarantee was $0.2 million.

Capco has provided an indemnification in an amount not to exceed $250,000 to a party that formerly was the holder of indebtedness of which Capco was a guarantor.

10. EQUITY

COMMON STOCK

During 2005, Capco had the following significant equity transactions:

Capco issued 125,000 shares of Common Stock upon the exercise of options, realizing proceeds of $22,000.

Capco issued 1,074,286 shares of Common Stock to settle $213,000 in prior year liabilities. Included in these amounts were 1.0 million shares issued in settlement of an obligation for the acquisition of a property for $200,000.

Capco issued 925,715 shares of Common Stock under its 1999 Incentive Option Plan for compensation valued at $162,000, which had been reported as a liability as of the end of 2004.

Capco issued 300,000 shares of Common Stock upon the election by holders of convertible promissory notes of $45,000, to convert the notes into Common Stock.

Capco sold 1.0 million shares of Common Stock to an individual for $175,000.

On March 10, 2005, Capco sold 10 million shares of Common Stock for $3.0 million in a private placement. No underwriter discounts or commissions were paid.

On May 10, 2005, Capco sold 4 million shares of Common Stock for $1.2 million in a private placement. No underwriter discounts or commissions were paid.

On June 15, 2005, Capco increased the number of shares authorized from 150,000,000 to 500,000,000 shares.

During 2004, Capco had the following significant equity transactions:

Capco issued 300,000 shares of Common Stock in settlement of a $30,000 liability which represented the fair market value of the Common Stock when both parties agreed to the settlement.

Capco issued 1,095,000 shares of Common Stock upon the exercise of options, realizing proceeds of $70,500.

Capco issued 3,644,760 shares of Common Stock for the acquisition of an oil and gas property for $437,000, which represented the fair market value of the Common Stock when the acquisition closed.

TREASURY STOCK

In 2005, Capco repurchased 1.2 million shares of Common Stock for $205,740.

In 2004, Capco repurchased 60,600 shares of Common Stock for $11,000.

STOCK OPTIONS

Capco has a Stock Option Plan providing for the issuance of incentive stock options and non-qualified stock options to Capco's key employees.

Incentive stock options may be granted at prices not less than 100% of the fair market value at the date of the grant. Non-qualified stock options may be granted at prices not less than 75% of the fair market value at the date of the grant.

No compensation cost was recognized for stock option grants in 2005 and 2004. The options were granted with maximum terms between one and five years.

A summary of the status of the Company's stock option plan as of December 31, 2005 and 2004 is presented below:

                                    2005                  2004
                          ----------------------  -------------------
                                        Weighted               Weighted
                                        average                average
                                        exercise               exercise
                             Shares      price      Shares      price
                          ----------- ----------  ----------    -----
Outstanding
 at beginning of year      16,000,000 $     0.14  15,880,000    $0.13
Granted at less than
 market                     1,000,000 $     0.18          --       --
Granted at market           1,300,000 $     0.22   1,700,000    $0.18
Exercised                     (25,000)$     0.06  (1,080,000)   $0.06
Canceled                           --         --    (500,000)   $0.20
Forfeited                          --         --          --       --
                          ----------- ----------  ----------    -----
Outstanding at end
 of year                   18,275,000 $     0.14  16,000,000    $0.14
                          =========== ==========  ==========    =====
Options exercisable
 at end of year            18,275,000 $     0.14  16,000,000    $0.14
                          =========== ==========  ==========    =====

                  Options Outstanding                       Options Exercisable
--------------------------------------------------------   ---------------------
                                    Weighted
                                     average    Weighted                Weighted
 Year      Range of      Number     remaining    average                 average
options    exercise     outstand-  contractual  exercise     Number     exercise
granted    prices          ing        life       price     exercisable   price
-------    --------     ---------  -----------  --------   -----------  --------
 2003   $0.06 to $0.25  14,775,000   2.16 years    $0.13    14,775,000     $0.13
 2004       $0.17        1,200,000   3.75 years    $0.18     1,200,000     $0.18
 2005   $0.17 to $0.22   2,300,000   3.58 years    $0.20     2,300,000     $0.20
                        ----------                          ----------
        $0.06 to $0.25  18,275,000   2.44 years    $0.14    18,275,000     $0.14

Non-employee options

Capco did not issue stock options to any non-employee during 2005 and 2004.

In January 2003, options to acquire 600,000 shares of the Company's Common Stock at an exercise price of $0.20 were granted to an individual for market consulting services. Options to acquire 200,000 shares were exercised during 2005, and 15,000 options were exercised during 2004, leaving a balance of unexercised options of 385,000 at December 31, 2005. The unexercised options expired in January 2006.

OTHER DILUTIVE SECURITIES

In addition to the options discussed above, Capco has outstanding other dilutive securities. A summary of such securities follows:

                                                       Weighted
                          Range of      Underlying      average        Weighted
                         conversion/     shares of     remaining        average
                          exercise        Common      contractual      exercise
Issue                      prices         Stock          life            prices

Convertible promissory
 Notes                  $0.15-$0.375     11,878,438     2.57 years           --

Warrants granted with
 private placement of
 Common Stock              $0.45          7,000,000     4.26 years        $0.45

Warrants granted with
 financing agreement    $0.176-$0.30     31,389,721     3.94 years        $0.24

Warrants granted with
 consulting agreements  $0.175-$0.27      7,000,000     2.23 years        $0.20

11. INCOME TAXES

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for 2005 and 2004:

                                               2005                   2004
                                               ----                   ----
Federal income tax rate                       (34.0)%                 34.0%
State income taxes, net of
  federal benefit                              (6.0)%                  6.0%
Utilization of NOL carry forward                 --                     --
Effect of valuation allowance                  40.0%                 (40.0)%
                                               ----                   ----
Effective income tax rate                       0.0%                   0.0%
                                               ====                   ====

At December 31, 2005, Capco had net operating loss carry forwards of approximately $9.6 million, which expire at various dates through the year 2021.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Capco's deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                           2005       2004
                                         -------    -------
Deferred tax assets:
Marketable securities, receivables and
  liabilities                            $    27    $    27
Loss carry forward                         3,837      2,871
Less: valuation allowance                 (2,668)    (1,047)
                                         -------    -------
                                         $ 1,196    $ 1,851
                                         =======    =======

Deferred tax liability:
Property and equipment and investments   $ 1,196    $ 1,851
                                         =======    =======

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company's consolidated balance sheet.

12. RELATED PARTY TRANSACTIONS

Year Ended December 31, 2005

Capco had several transactions with Sedco, Inc. and Meteor Enterprises, Inc., private companies controlled by CEO Ilyas Chaudhary ("affiliates"). The Company paid expenses in the amount of $28,000 in behalf of affiliates, and was charged a total of $8,000 for expenditures made by affiliates in behalf of the Company. The Company accrued compensation expense in the amount of $435,000 due to affiliates in accordance with the Chief Executive Officer's employment. Included in this amount is the $108,000 that was reported as prepaid compensation at the end of year 2004. The Company made net cash advances in the amount of $258,000 to affiliates that included payment of accrued compensation and settlement of expenditures made by the respective parties during the year in behalf of each other. At December 31, 2005, the amount of $49,000 was due to affiliates.

In October 2005, a private company owned by Capco's CEO achieved a restructuring of indebtedness that provided for the removal of Capco's debt guarantee, although Capco is a party to an indemnification agreement that survived the settlement. Pursuant to the terms of the indemnification agreement, Capco's liability for the items covered by the indemnification is limited to $0.3 million. For its part in the restructuring Capco agreed to fund a total of $0.3 million to be applied to the outstanding indebtedness. Of this amount, $0.2 million was paid in December 2005, and $0.1 million was paid in January 2006. Capco also granted 1.8 million warrants to Hoactzin as consideration for its participation in the refinancing of the indebtedness. Using the Black-Scholes pricing model, the warrants were determined to have a fair value of $0.3 million. This cost has been charged to operations by Capco, with a corresponding increase to paid in capital. The warrants are exercisable for a period of five years with an exercise price of $0.195 per share.

Effective April 1, 2005, the Company divested its 80% equity interest in Bison Energy Company that was acquired from a Director of the Company during 2004 by selling the interest to the Director for the Company's original investment. Funding provided to Bison by Capco in 2004 of $50,000 that had previously been accounted for as an advance to Bison was reclassified as a payment against long-term debt owed to the Director. The Company incurred interest expense of $7,000 on the indebtedness in 2005.

Year Ended December 31, 2004

The Company had several transactions with its Chief Executive Officer, Ilyas Chaudhary, and Sedco, Inc. and Meteor Enterprises, Inc., private companies controlled by Mr. Chaudhary ("affiliates"). The Company received cash advances in the total amount of $350,000 from affiliates. The Company paid expenses in the amount of $93,000 in behalf of affiliates, and was charged a total of $67,000 for expenditures made by affiliates in behalf of the Company. The Company accrued, and paid, compensation expense in the amount of $175,000 due to affiliates in accordance with the Chief Executive Officer's employment. The Company made cash advances in the total amount of $766,000 to affiliates that included repayment of the balance in the amount of $159,000 owed to affiliates at the beginning of the year, repayment of cash advances received during the year and settlement of expenditures made by the respective parties during the year in behalf of each other. Of such advances, $108,000 was considered to be advance payments of Mr. Chaudhary's compensation for the year 2005, and has been reclassified as a prepaid expense in the accompanying financial statements as of December 31, 2004. No amount was due to, or due from, affiliates at December 31, 2004, except as discussed below.

Effective September 30, 2004, the Company sold its interests in non-operated producing properties located in Alabama and Louisiana to a company owned by the Company's Chief Executive Officer. Sales proceeds of $0.4 million were received in October 2004. If it is determined through due diligence by the Company that the properties could have been sold for an amount greater than $0.4 million, then the related party has the obligation to pay such excess to the Company, or the Company, at its option, may repurchase the properties at the original sales price. There were no changes in 2005 to the transaction as originally closed in 2004.

In September 2004, the Company acquired from a Director an 80% equity interest in a start-up company formed for the purpose of acquiring producing oil and gas properties. Subsequent to the incorporation of the company, Capco advanced $50,000 to provide funding for the cost of an acquisition and for working capital.

In October 2004, the Company purchased a property for 3.6 million shares valued at $576,000. The per share price of $0.16 approximated the market price of the Company's Common Stock at that time. Approximately 70% of the acquired working interest in the property was acquired as a result of Capco's exchange of shares for 100% equity ownership of Packard Gas Company with individuals, or entities controlled by individuals, who have either a direct, or beneficial, relationship to the Company, including Capco's President. The negotiated acquisition price was determined in amounts prorata to all members of the selling group.

Effective December 31, 2004, the Company sold its interests in non-operated producing properties located in Michigan and Montana and other assets to Capco's Chief Executive Officer for $4.7 million. The Company received a fairness opinion for the sale in January 2005. The sales amount was settled by the receipt of $0.7 million cash in December, assumption of debt against the properties in the amount of $3.3 million and receipt of $0.7 million in March 2005.

Capco incurred interest expense in the amount of $11,000 on a note payable to a Director that was outstanding during 2004.

13. PROFIT SHARING PLAN

The Company maintains a 401(k) Plan covering all eligible employees. Profit sharing contributions are made (i) at the discretion of the Board of Directors; and (ii) on the employee's behalf from salary deferrals. Eligible employees may contribute on a pre-tax basis up to 100% of their qualifying annual compensation, to a maximum of $40,000. Employer discretionary contributions are not to exceed 50% of the first six percent of each employee's compensation. Capco did not incur any expense for employer matching contributions for either of 2005 and 2004.

14. MAJOR CUSTOMERS

During 2005, the Company had sales to two customers that accounted for approximately 73.6% and 24.9%, respectively, of total oil and gas sales. Five customers accounted for 22.7%, 21.6%, 12.9%, 12.7% and 10.4%, respectively, of accounts receivable as of December 31, 2005.

During 2004, Capco had sales to two customers that accounted for approximately 52.3% and 33.0%, respectively, of total oil and gas sales. One customer accounted for 49.6% of accounts receivable as of December 31, 2004.

15. SUBSEQUENT EVENTS

Om March 2, 2006, Nabors Offshore Corporation filed a lawsuit against Capco and a subsidiary seeking recovery of $0.9 million for unpaid drilling rig service invoices for a well drilled by the Company during the year 2005. Capco disputes this claim and in turn has filed a counterclaim of $1.3 million for recovery of excess cost resulting from the actions of Nabors and reimbursement for fuel cost that was charged to Capco. No trial date has yet been set for this matter.

On June 2, 2006, Capco agreed to purchase oil and gas properties located in Federal waters in the Gulf of Mexico for $83 million. An acquisition deposit in the amount of $8.3 million was provided by Hoactzin, which increased their investment amount. Closing of the acquisition is scheduled for a date no later than August 31, 2006. The Company plans to obtain the balance of the necessary funding from either commercial lenders or industry partners.

As of December 31, 2005, the remaining investment amount to be recovered by Hoactzin, exclusive of future interest accruals, was $10.6 million. For the period from January 1, 2006, to June 16, 2006, Hoactzin made expenditures in the amount of $9.3 million, which included the $8.3 million discussed above, posted interest accruals of $0.2 million and received distributions in the total amount of $8.6 million. There remained $11.5 million to be recovered to achieve payout, which would result in the activation of Capco's management fee equivalent to two-thirds of the venture's net cash flow.

Effective June 30, 2006, the Company sold its membership interests in Capco Marine LLC and Midway Sunset LLC to an entity managed by a shareholder of the Company. Total consideration of $1.5 million consisted of $0.3 million cash, the assumption of Company liabilities of $0.2 million, and a note receivable of $1.0 million. The note bears interest at the rate of 10% per annum and matures for payment on September 30, 2006, with an option to extend the maturity date to November 30, 2006.

16. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Capco's independent engineers, Ryder Scott Company and Pressler Petroleum Consultants, Inc., prepared reserve estimates for the year-end reports for 2005 and 2004, respectively. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

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

The Company's proved reserves at December 31, 2005 changed significantly from the reported quantities at December 31, 2004. Oil reserves decreased 277,000 barrels due to revisions of previous estimates by our independent engineers. Based primarily on operating performance during the year 2005, the estimates of remaining proved oil reserves for the Company's SUDS West property in Creek County, Oklahoma, and Caplen Field in Galveston County, Texas were revised downward by 221,500 and 105,500 barrels of oil, respectively. The estimate of remaining proved oil reserves for the Company's Bandwheel property in Osage County, Oklahoma was increased by 46,400 barrels of oil. Revisions of estimates of remaining proved gas reserves accounted for an increase of 2.5 mmcf of gas, all of which was attributable to the Company's Brazos property located in offshore Matagorda County, Texas. Based on current year production and the initial results of the rework program which began in the fourth quarter of year 2005, including extensive geological study and log analysis, the independent engineers determined that the estimate of remaining proved gas reserves had increased from the end of the prior year.

Capco had a significant decline in reserves in 2004 attributable to its producing properties located in onshore and offshore Texas. Downward revisions to the Caplen Field located in Galveston County, Texas totaled 151,427 barrels of oil and 240,085 mcf of gas. Production in the year 2004 was significantly curtailed due to field operational problems. Wells, which were shut-in for an extended period during the year 2004, and remained shut-in at year-end, were reclassified to proved developed non-producing status. Proved developed gas reserves decreased from 317,506 mcf to 33,336 mcf. Approximately 55% of the decrease was due to the elimination of one well as it was determined during the year 2004 that the reservoir was depleted. Proved undeveloped oil reserves decreased from 210,020 barrels to 78,863 barrels due to the elimination of one location and per well reductions based on the incumbent engineer's evaluation of the locations. Proved reserves attributed to the Brazos Field located in offshore Matagorda County, Texas were revised downward in the amounts of 50,877 barrels of oil and 7,351,615 mcf of gas. Work-over activities were conducted on five wells during the year in an attempt to either increase production rates or restore wells to service. Such activities were successful on only one well. As a result the incumbent engineer significantly reduced the previously reported proved reserves until such time that it can be demonstrated that the wells are capable of producing at economical levels. The changes reflect the engineers' subjective evaluation of the properties based on a number of factors including data that was available when the evaluation was prepared, actual production during the current year and price changes. Properties sold by the Company during the year 2004 resulted in additional decreases of 190,400 barrels of oil and 6,262,000 mcf of gas. Properties acquired during the year 2004 resulted in an increase to proved reserves of 240,200 barrels of oil and 83,000 mcf of gas, while year 2004 production resulted in a decrease of proved reserves of 22,100 barrels of oil and 727,000 mcf of gas.

ANALYSIS OF CHANGES IN PROVED RESERVES

Estimated quantities of proved reserves and proved developed reserves of crude oil and natural gas, all of which are located within the United States, as well as changes in proved reserves during the past two years are indicated below:

                                                Oil (Bbls)  Natural Gas (MCF)
                                               -----------  ----------------

Proved reserves at December 31, 2003               561,215     17,614,263
Purchases of minerals in place                     240,212         83,231
Extensions and discoveries                              --             --
Sales of minerals in place                        (190,355)    (6,262,191)
Production                                         (22,087)      (727,336)
Revisions of previous estimates                   (202,305)    (7,591,696)
                                               -----------    -----------
Proved reserves at December 31, 2004               386,680      3,116,271
Purchases of minerals in place                      42,750             --
Extensions and discoveries                              --             --
Sales of minerals in place                          (1,313)      (454,182)
Production                                         (12,620)      (293,199)
Revisions of previous estimates                   (277,032)     2,497,007
                                               -----------    -----------
Proved reserves at December 31, 2005               138,465      4,865,897
                                               ===========    ===========
Proved developed reserves, December 31, 2005        95,715      4,865,897
                                               ===========    ===========

There are no reserves attributable to partnership or minority interests at December 31, 2005.

The Company incurred the following capitalized costs related to oil and gas activities during the year ended December 31, 2005 (in thousands):

      Properties being amortized               $6,601
      Properties not subject to amortization       --
                                               ------
                                               $6,601
                                               ======

OIL AND GAS OPERATIONS

Depletion, depreciation and accretion per equivalent unit of production for the years ended December 31, 2005 and 2004, was $20.53 and $5.55, respectively.

Costs incurred by the Company during the year 2005 for acquisition, exploration and development activities are as follows (in thousands):

      Acquisition of producing properties   $   --
      Exploration and development            6,601
                                            ------
                                            $6,601
                                            ======

STANDARDIZED MEASURE OF DISCOUNTED NET CASH FLOWS AND CHANGES THEREIN

The following information at December 31, 2005, and for the years ended December 31, 2005 and 2004, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

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

The following table presents the standardized measure of discounted net cash flows at December 31, 2005 (in thousands):

Future cash inflows                  $ 44,160
Future cash outflows:
Production costs                      (15,732)
Development costs (1)                  (3,742)
                                     --------
Future net cash flows before
 future income taxes                   24,686

Future income taxes                    (4,465)
                                     --------
Future net cash flows                  20,221

Adjustment to discount future
 annual net cash flows at 10%          (7,087)
                                     --------
Standardized measure of discounted
 future net cash flows               $ 13,134
                                     ========

(1) Includes estimated expenditures in each of the next three years to develop proved undeveloped reserves as follows (in thousands): $1,583 (2006), $-0-
(2007), and $-0- (2008).

The following tables summarize the principal factors comprising the changes in the standardized measures of discounted net cash flows during the years 2005 and 2004 (in thousands):

                                           2005        2004
                                         --------    --------
Standardized measure, beginning of
 period                                  $  9,565    $ 32,442
Sales of oil and gas, net of
 production costs                            (771)     (2,264)
Net change in sales prices, net of
 production costs                          (1,804)      9,279
Changes in estimated future
 development costs                          3,565      (1,658)
Purchases of minerals in place                661       2,956
Sales of minerals in place                 (1,704)    (11,841)
Revisions of quantity estimates             2,402     (30,488)
Accretion of discount                         956       3,244
Other, including changes in production
 rates (timing)                                51      (2,845)
Change in income taxes                        213      10,740
                                         --------    --------
Standardized measure, end of period      $ 13,134    $  9,565
                                         ========    ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Dismissal of Independent Registered Public Accounting Firm

On October 7, 2005, Stonefield Josephson, Inc. was terminated as our independent accountants. Stonefield Josephson, Inc.'s report on our financial statements for the year ended December 31, 2004, contained no adverse opinion or disclaimer of opinion nor was it qualified as to audit scope or accounting principles. Stonefield Josephson Inc.'s report on our financial statements for the year ended December 31, 2003, included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our Audit Committee made the decision to terminate our prior accountants to utilize the services of a firm local to our primary business activities.

In connection with the prior audits for the years ended December 31, 2004 and 2003, and during the interim period from January 1, 2005, to October 7, 2005, there have been no disagreements with Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      Engagement of New Independent Registered Public Accounting Firm

On October 10, 2005, we engaged Malone & Bailey, PC as our independent accountants. We did not consult with Malone & Bailey, PC with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to our financial statements.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the "Evaluation Date"), concluded that our disclosure controls and procedures were not effective and designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures. The Company's conclusion that it's disclosure controls and procedures were not effective is primarily due to the Company not having filed it's quarterly and annual reports on a timely basis since the first quarter of 2005. Additionally, as part of the Company's annual audit of the 2005 financial statements, Malone & Bailey, PC identified adjustments relating to the Company's accounting for the issuance of warrants. These adjustments have been recorded in the Company's Annual Report on Form 10-KSB as of December 31, 2005.

(b) Changes in internal controls

We do not believe that there are significant deficiencies in the design or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. Although there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, our senior management, in conjunction with our Board of Directors, continuously reviews overall Company policies and improves documentation of important financial reporting and internal control matters. We are committed to continuously improving the state of our internal controls, corporate governance and financial reporting.

(c) Limitations on the effectiveness of controls

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                                    PART III

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the name and age of each Director, indicating all positions and offices presently held with us, and their respective terms of service as a Director:

NAME:                       POSITIONS:                       PERIOD SERVED:
Ilyas Chaudhary          Director, President              November 18, 1999
                                                            to Present
Irwin Kaufman            Director                         November 18, 1999
                                                            to Present
William J. Hickey        Director, Secretary              November 18, 1999
                                                            to Present
Paul L. Hayes            Director                         July 19, 2000
                                                            to Present

      Below are the names of all Directors and the principal occupations and employment of such persons during at least the last three years:

ILYAS CHAUDHARY - Mr. Chaudhary, 58, has been President and Director of the Company since November 1999. He also served as CFO during the period May 2003 to June 2005. He was an officer and a director of Saba Petroleum Company, an oil and gas company from 1985 until 1998. Mr. Chaudhary has 27 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.

IRWIN KAUFMAN - Mr. Kaufman, 69, has been a director of the Company since November 1999. Mr. Kaufman spent more than 30 years in the public sector. He culminated his career as the executive in charge of computer operations for the New York City public schools. With a budget of more than $50 million dollars, Mr. Kaufman implemented a plan to upgrade system wide computer operations. He has been a consultant with the Soros Foundation for several programs in the Baltic States, Ukraine and Russia. Mr. Kaufman served on the board of directors of Meteor Industries, Inc. and is presently a financial and educational consultant.

WILLIAM J. HICKEY - Mr. Hickey, 69, has been a director since November 1999, and Secretary since December 2001. Prior to joining the Company, he was a director, secretary, and legal advisor to Saba Petroleum. Earlier, he was a Vice President, and General Counsel to Litton Industries Inc. and Consolidated Freightways, Inc. In addition, he has been a Division Legal Counsel with General Electric Company. Mr. Hickey received his Doctorate in Law from Cornell University and attended the Harvard Business School's Executive Management Program.

PAUL L. HAYES - Mr. Hayes, 69, has been a director since July 2000. He has over twenty years experience in the securities industry. He has been an investment banker, analyst and research director. His undergraduate degree is a B.S. in Petroleum Engineering from Oklahoma University and his graduate degree is an M.B.A from Harvard University.

      Our Board of Directors held three meetings during the year ended December 31, 2005. Each Director participated in at least 75% of the aggregate number of meetings held by the Board of Directors and its Committees during the time each such Director was a member of the Board or of any Committee of the Board. The only standing committee of the Board is the Audit Committee consisting entirely of non-employee directors.

      The Audit Committee met once during the fiscal year ended December 31, 2005. The Audit Committee is primarily responsible for the effectiveness of our accounting policies and practices, financial reporting and internal controls.

      We do not have a nominating or compensation committee primarily because of the small size of our Board, the Board has determined not to establish another standing committee. Nominees for Director will be selected or recommended by our Directors who meet the Nasdaq/AMEX independence standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires that officers, directors and persons who own more than ten percent of our voting securities file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide us with copies of all Section 16 reports they file. Based on information provided to us, Messrs. Ilyas Chaudhary, Hickey and Kaufman each failed to timely file a Form 4.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics, which is applicable to all of our employees, including executive officers and directors. The Code of Business Conduct and Ethics is included in the 2003 Annual Report on Form 10-KSB as
Exhibit 14.

ITEM 10: EXECUTIVE COMPENSATION

Executive Officers

Our compensation program for executive officers is based on the following principles:

Compensation should be reflective of overall Company financial performance and an individual's contribution to the Company's success. Compensation packages should be based on competitive practices designed to attract and retain highly qualified executive officers. Long-term incentive compensation should be construed to closely follow increases in stockholder return. There is currently one employment contract with the president of the Company, terms of which are set forth inhere below

Cash bonuses and stock options are provided on a discretionary basis but the amounts of options issued are generally tied to the performance and prospects of the Company. Individual executive officers and managers can earn a portion of their cash and option bonuses based on financial performance of the Company compared to budget and additional bonuses are paid at the discretion of the Incentive Plan committee and approved by the Board of Directors.

Summary of Cash and Certain Other Compensation

The following table sets forth the compensation arrangement for the Chief Executive Officer for each of the last three fiscal years. No other officer of the Company was compensated in excess of $100,000 during the fiscal year ended December 31, 2005.

                                               Executive        Other
Executive         Year   Salary      Bonus    equities (1)     benefits

Ilyas Chaudhary
  CEO             2005  $327,000  $ 108,000      --        Medical/Vehicle
Ilyas Chaudhary
   CEO            2004  $187,000  $      --      --        Medical/Vehicle/Home
                                                                         Office
Ilyas Chaudhary
   CEO            2003  $198,000  $      --  4,000,000     Medical/Vehicle/Home
                                                                         Office

(1) Represents issuance of options to acquire 4,000,000 shares of Common Stock at an exercise price of $0.06 per share.

Option/SAR Grants During Current Fiscal Year:

We granted no options to the Chief Executive Officer during the year ended December 31, 2005.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table:

The following table sets forth information regarding (i) the exercise of stock options by the Company's Chief Executive Officer during the year 2005, and (ii) the value of unexercised options for such officer as of December 31, 2005:

                                       Number of
                                        shares          Value of
                  No. of              underlying       unexercised
                  shares             unexercised      in-the-money
                 acquired    Value    options at      options at
 Name          on exercise  Realized  12/31/05 (1)   12/31/05 (1) (2)

Ilyas Chaudhary        --   $   --     4,000,000      $ 670,000

(1) All unexercised options were exercisable at December 31, 2005.

(2) The value of unexercised in-the-money options is based on the difference between the exercise price of the options and $0.23, the closing price of our Common Stock at December 31, 2005.

Director Compensation

Each member of our Board of Directors, who is also not our employee ("outside Director"), receives $500 for each Board of Directors' meeting attended either in person or by telephone. We reimburse Directors for expenses incurred in attending board meetings. In addition, each outside Director receives an annual stock option award to purchase 200,000 shares of our Common Stock. The exercise price of the options is not less than the Common Stock's market price at the time of the grant. The Options are considered fully vested and are exercisable for a period of five years from the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number and percentage of shares of the our $.001 par value Common Stock owned beneficially, as of June 30, 2006, by any person, who is known to us to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each of our Directors, and by all of our Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons, or in the absence of such reports, from our records.

                                               Shares of
                                Shares of     Common Stock
Name and address of            Common Stock    underlying             Percentage
 beneficial owner                 owned         options        Total    of class

Bushra Chaudhary (1)
10441 Villa del Cerro
Santa Ana, CA  92805             11,660,316            --    11,660,316    10.0%

Ilyas Chaudhary (2)
10441 Villa del Cerro
Santa Ana, CA  92805             19,968,290     4,000,000    23,968,290    20.0%

Danyal Chaudhary
  Foundation (3)
10441 Villa del Cerro
Santa Ana, CA  92805             21,480,000            --    21,480,000    18.5%

William J. Hickey
505 Saturmino Drive
Palm Springs, CA  92262                  --     1,000,000     1,000,000     0.8%

Paul L. Hayes Jr.
209 Middle Ridge Road
Stratton Mountain, VT 05155              --       200,000       200,000     0.1%

Irwin Kaufman
8224 Paseo Vista Drive
Las Vegas, NV  89128                280,000     1,000,000     1,280,000     1.1%

Dolphin Offshore
    Partners LP
129 East 17th Street
New York, NY 10003                       --    38,827,055    38,827,055    25.1%

J. Michael Myers                  3,950,000     8,000,000    11,950,000     9.6%
1319 Bradford Drive
Coppell, TX  75019

Peninsula Capital
  Management, Inc.,
  Peninsula Fund, L.P.,
  Scott Bedford
235 Pine Street, Suite
1818, San Francisco,
CA 94104 (4)                             --     6,650,000     6,650,000     5.4%

JVL Advisors, L.L.C.,
  John V. Lovoi
10,000 Memorial Drive,
Suite 550, Houston,
TX  77024  (4)                           --    10,571,333    10,571,333     8.3%


All Executive Officers
And Directors as a Group         20,248,290     6,675,000    26,923,290    21.9%
(5 persons)

(1) Represents 11,660,316 restricted Common Shares held by Bushra Chaudhary, the wife of our CEO and Chairman, who claims no beneficial ownership of these shares.

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

(4) Represents beneficial ownership claimed by each listed party as reported by Form SC 13G filing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our Directors or officers or who is a security holder who is known to us to own of record, or beneficially, more than 5% of any class of our voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a Director or officer of any parent or subsidiary of Capco Energy, Inc., has had any transaction or series of transactions exceeding $60,000 during the past two fiscal years, or has any presently proposed transactions to which we were or are a party, in which any of such persons had or is to have direct or indirect material interest, other than the following:

TRANSACTIONS INVOLVING THE COMPANY'S OFFICERS AND DIRECTORS

Year Ended December 31, 2005

We had several transactions with our Chief Executive Officer, Ilyas Chaudhary, and Sedco, Inc. and Meteor Enterprises, Inc., private companies controlled by Mr. Chaudhary ("affiliates"). We received cash advances in the total amount of $263,000 from affiliates. We paid expenses in the amount of $28,000 in behalf of affiliates, and were charged a total of $8,000 for expenditures made by affiliates in our behalf. We accrued compensation expense in the amount of $435,000 due to affiliates in accordance with the Chief Executive Officer's employment. Included in the amount is the $108,000 that was reported as prepaid compensation at the end of the year 2004. We made cash advances in the total amount of $521,000 to affiliates that included payment of accrued compensation, repayment of cash advances received during the year and settlement of expenditures made by the respective parties during the year in behalf of each other. At December 31, 2005,the amount of $49,000 was due to affiliates.


In October 2005, a private company owned by our Chief Executive Officer achieved a restructuring of indebtedness that provided for the removal of our debt guarantee, although we are a party to an indemnification agreement that survived the settlement. Pursuant to the terms of the indemnification agreement, our liability for the items covered by the indemnification is limited to $0.3 million. For our part in the restructuring we agreed to fund a total of $0.3 million to be applied to the outstanding indebtedness. Of this amount, $0.2 million was paid in December 2005, and $0.1 million was paid in January 2006. We also granted 1.8 million warrants to Hoactzin as consideration for its participation in the refinancing of the indebtedness. Using the Black Scholes pricing model, the warrants were determined to have a fair value of $0.3 million. This cost has been charged to our operations, with a corresponding increase to paid in capital. The warrants are exercisable for a period of five years with an exercise price of $0.195 per share.

Effective April 1, 2005, we divested our 80% equity interest in Bison Energy Company ("Bison") that was acquired from one of our Directors during the year 2004, by selling the interest to the Director for our original investment. Funding provided to Bison by us in 2004 in the amount of $50,000 that had previously been accounted for as an advance to Bison was reclassified as a payment against long-term debt owed to the Director. We incurred interest expense in the amount of $7,000 on the indebtedness in 2005.

Year Ended December 31, 2004

We had several transactions with our Chief Executive Officer, Ilyas Chaudhary, and Sedco, Inc. and Meteor Enterprises, Inc., private companies controlled by Mr. Chaudhary ("affiliates"). We received cash advances in the total amount of $350,000 from affiliates. We paid expenses in the amount of $93,000 in behalf of affiliates, and were charged a total of $67,000 for expenditures made by affiliates on our behalf. We accrued, and paid, compensation expense in the amount of $175,000 due to affiliates in accordance with the Chief Executive Officer's employment. We made cash advances in the total amount of $766,000 to affiliates that included repayment of balances owed to affiliates at the beginning of the year, repayment of cash advances received during the year and settlement of expenditures made by the respective parties during the year in behalf of each other. Of such advances, $108,000 was considered to be advance payments of Mr. Chaudhary's compensation for the year 2005, and has been reclassified as a prepaid expense in the accompanying financial statements as of December 31, 2004. No amount was due to, or due from, affiliates at December 31, 2004.

In October 2004, we issued 3.6 million shares of Common Stock as consideration for the acquisition cost of an oil and gas property. Approximately 70% of the acquired working interest in the property was acquired either from an entity controlled by our President or from individuals who are family members of an officer of us; however, the negotiated acquisition price was determined in a manner uniform to all members of the selling group.

Significant transactions with affiliates are initially negotiated by the management and then thoroughly discussed and carefully reviewed by the Board. Terms and conditions of all transactions always observe customary industry practices. In particular, these reviews include in-depth discussions with Ilyas Chaudhary concerning his negotiations with third parties, e.g.: the sale of the Michigan and Montana properties came about after several months of discussions and negotiations with third parties who were unable to complete the transaction separately because they could not "unbundled" from the Omimex debt constraints. Furthermore, the Board requires that a "fairness opinions" be prepared by a qualified, disinterested third parties to insure, that the Company receives, for all significant transaction, such as Meteor and Omimex properties the greatest consideration, having regard for all relevant attendant circumstances.

Specifically, sales our assets to affiliates occur solely in cases where the subject property cannot, for any number of reasons, be sold to non-affiliated third parties. We, make every effort at the expense of depreciating the asset(s), to insure that there is no qualified, willing or interested independent purchaser available.

On the other hand, purchases of assets from affiliates are constantly reviewed and revisited to determine that the purchase price(s) was, and is, in every respect fair and reasonable.

SALES OF PROPERTY

Year Ended December 31, 2004

Effective September 30, 2004, we sold our interests in non-operated producing properties located in Alabama and Louisiana to a company owned by our Chief Executive Officer. Sales proceeds in the amount of $0.4 million were received by us in October 2004 and were used for working capital. We have the option to repurchase the properties for an amount equal to the sales price within the next twelve-month period. If it is determined through due diligence by us that the properties could have been sold for an amount greater that $0.4 million, then the related party has the obligation to pay such excess to us. No adjustment was made in 2005 for the transaction as originally recorded.

Effective December 31, 2004, we sold our interests in non-operated producing properties located in Michigan and Montana and other assets to our Chief Executive Officer for the amount of $4.7 million. The sales amount was settled by the payment of a cash deposit in the amount of $0.7 million, assumption of debt against the properties in the amount of $3.3 million and issuance of a note payable to us in the amount of $0.7 million. The note was paid in full in March 2005.

                                     PART IV

ITEM 13.  EXHIBITS

(a) Documents filed as part of this Report:

     (1) The following Financial Statements are filed as part of this Report:

                                                                   Page
                                                                   ----

      Report of Independent Registered Public
       Accounting Firm, June 23, 2006                               F-1

      Report of Independent Registered Public Accounting
       Firm, April 1, 2005 (July 19, 2006, as to the effects
       of the reclassification as disclosed in Note 1)              F-2

      Consolidated Balance Sheet, December 31, 2005              F-3 - F-4

      Consolidated Statements of Operations for the
       years ended December 31, 2005 and 2004                       F-5

      Consolidated Statements of Stockholders'
       Equity for the years ended December 31, 2005 and 2004     F-6 - F-7

      Consolidated Statements of Cash Flows for the years
       ended December 31, 2005 and 2004                          F-8 - F-10

      Notes to Consolidated Financial Statements                F-11 - F-31

      Supplemental Information About Oil and Gas Producing
       Activities (unaudited)                                   F-31 - F-34


     (2) Exhibits

Exhibit
Number          Description                             Location
-------   --------------------------      ------------------------------------
 2        Not applicable

 3.1      Articles of Incorporation       (incorporated by reference to
          and Bylaws                      Exhibits 4 and 5, respectively,
                                          to Registration Statement
                                          No. 2-73529)

 3.2      Articles of Amendment           (incorporated by reference to
                                          our Form 10-K filed
                                          May 31, 1984)

 3.3      Articles of Amendment           (incorporated by reference to
                                          our Form 10-K filed
                                          May 31, 1985)

 3.4      Articles of Amendment           (incorporated by reference to
                                          our Form 10-QSB filed
                                          January 19, 2000)

Exhibit
Number          Description                             Location
-------   --------------------------      -----------------------------------
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

10.1      1999 Incentive Equity Plan      (incorporated by reference to the
                                          Company's definitive proxy statement
                                          filed December 2, 1999)

10.2      Stock Exchange Agreement        (incorporated by reference to the
          between Capco Energy, Inc.      Company's Form 10-KSB for the year
          and                             ended December 31, 1999, filed
          Sedco related to Capco          November 2, 2000
          Resource Corporation

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

10.8      Purchase Agreement by           (incorporated by reference to the
          and between Sedco Energy,       Company's Form 10-KSB for the year
          Inc. and Capco Energy, Inc.,    ended December 31, 2003, filed
          December 31, 2003               April 15, 2004)

10.9      Purchase Agreement by           (incorporated by reference to the
          and between Sedco Energy,       Company's Form 10-KSB for the year
          Inc. and Capco Energy, Inc.,    ended December 31, 2003, filed
          December 31, 2003               April 15, 2004)

Exhibit
Number          Description                             Location
-------   --------------------------      -----------------------------------
10.10     Letter agreement dated          (incorporated by reference to the
          July 25, 2003, by and           Company's Form 10-KSB for the year
          between Omimex Canada, Ltd.,    ended December 31, 2003, filed
          Jovian Energy, Inc., and        April 15, 2004)
          Capco Resource Corporation

10.11     Letter agreement dated          (incorporated by reference to the
          September 29, 2004, by and      Company's Form 10-KSB for the year
          between Packard Gas Company     ended December 31, 2004, filed
          and Midwest EOR, Inc.           May 11, 2005)

10.12     Agreement dated November 23,    (incorporated by reference to the
          2004, by and among Capco        Company's Form 10-KSB for the year
          Energy, Inc. and Ilyas          ended December 31, 2004, filed
          Chaudhary                       May 11, 2005)

10.13     Letter of Intent dated          (incorporated by reference to the
          November 24, 2004, between      Company's Form 10-KSB for the year
          Packard Gas Company and         ended December 31, 2004, filed
          Midwest EOR, Inc.               May 11, 2005)

10.14     Securities Purchase             (incorporated by reference to the
          Agreement dated March 10,       Company's Form 8-K filed March 16,
          2005, by and among              2005)
          Capco Energy, Inc. and
          certain accredited
          investors

10.15     Asset Purchase Agreement        (incorporated by reference to the
          dated March 15, 2005, by        Company's Form 10-KSB for the year
          and among Manti Resources,      ended December 31, 2004, filed
          Inc., et al and Capco           May 11, 2005)
          Offshore, Inc.

10.16     Purchase and Sale Agreement     Filed herewith  electronically
          dated May 4, 2005, by and
          among Capco Offshore, Inc.
          and Hoactzin Partners, L.P.

10.17     Management Agreement            Filed  herewith  electronically
          dated May 4, 2005, by and
          among Capco Offshore, Inc.
          and Hoactzin Partners, L.P.

10.18     Funding Agreement               Filed herewith electronically
          dated September 15,
          2006, by and among Capco
          Operating Corporation and
          Domain Development
          Partners I, LP.

10.19     Purchase and Sale agreement     Filed herewith electronically
          dated October 1, 2005, by
          and among Tag Operating
          Company, Inc., Inland Gas
          Corporation and Packard Gas
          Company

Exhibit
Number          Description                             Location
-------   --------------------------      ---------------------------------
10.20     Indemnification Agreement       Filed herewith electronically
          dated October 21, 2006, by
          and among Graves et al and
          Capco Energy, Inc.

10.21     Settlement Agreement            Filed herewith electronically
          dated October 21, 2006, by
          and among Graves et al and
          Capco Energy, Inc.

14.       Code of Business Conduct        (incorporated by reference to the
          and Ethics                      Company's Form 10-KSB for the year
                                          ended December 31, 2003, filed
                                          April 15, 2004)

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

31.1      Certification of Chief          Filed herewith electronically
          Executive Officer

31.2      Certification of Chief          Filed herewith electronically
          Accounting Officer

32.1      Certification of Chief          Filed herewith electronically
          Executive Officer pursuant
          to 18 U.S.C. section 1350

32.2      Certification of Chief          Filed herewith electronically
          Accounting Officer pursuant
          to 18 U.S.C. section 1350

ITEM 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed, or expected to be billed, for each of the last two fiscal years by Malone & Bailey, PC and Stonefield Josephson, Inc. for their audits of the Company's annual financial statements and review of interim financial statements, including the Company's Form 10-QSB reports, are $150,850 and $103,310 in the years 2005 and 2004, respectively.


Audit-Related Fees.

The Company was not billed for such services in either 2005 or 2004.


Tax Fees.

The Company was not billed for such services in either 2005 or 2004.


All Other Fees.

The Company was billed $2,970 by Stonefield Josephson, Inc. in the year 2005 for the review of a Form S-8 and the Company's annual proxy statement; there were no such billings in the year 2004.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized.


                                        CAPCO ENERGY, INC.


                                        By /s/ Ilyas Chaudhary
Dated: August 9, 2006                      ---------------------------
                                          Ilyas Chaudhary, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                                        By /s/ Ilyas Chaudhary
Dated: August 9, 2006                     ---------------------------
                                          Ilyas Chaudhary, CEO, President, and
                                          Director


                                        By /s/ Irwin Kaufman
Dated: August 9, 2006                     ---------------------------
                                          Irwin Kaufman, Director


                                        By /s/ William J. Hickey
Dated: August 9, 2006                     --------------------------
                                          William J. Hickey, Director


                                        By /s/ Paul L. Hayes
Dated: August 9, 2006                     --------------------------
                                          Paul L. Hayes, Director