Form 10KSB/A
period 2005-12-31
CAPCO ENERGY INC
filed 2006-08-11
CIK 354767

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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

Transitional small business disclosure format  Yes |_| No |X|





This Form 10-KSB/A is being filed to include Exhibits that were omitted from the original filing of Form 10-KSB for the year ended December 31, 2005. The Exhibits are listed in Item 13 (b) with the location reference of "filed herewith electronically."

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

10.16     Purchase and Sale Agreement     Filed herewith  electronically
          dated May 4, 2005, by and
          among Capco Offshore, Inc.
          and Hoactzin Partners, L.P.

10.17     Funding Agreement               Filed herewith electronically
          dated September 15,
          2006, by and among Capco
          Operating Corporation and
          Domain Development
          Partners I, LP.

10.18     Purchase and Sale agreement     Filed herewith electronically
          dated October 1, 2005, by
          and among Tag Operating
          Company, Inc., Inland Gas
          Corporation and Packard Gas
          Company

Exhibit
Number          Description                             Location
-------   --------------------------      ---------------------------------
10.19     Indemnification Agreement       Filed herewith electronically
          dated October 21, 2005, by
          and among Graves et al and
          Capco Energy, Inc.

10.20     Post-Default Settlement         Filed herewith electronically
          Agreement dated October 21,
          2005, by and among Graves
          et al and Capco Energy, Inc

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