Form 10KSB/A
period 2004-12-31
CAPCO ENERGY INC
filed 2006-08-14
CIK 354767

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                  FORM 10-KSB/A
                                  -------------

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

DOCUMENTS  INCORPORATED BY REFERENCE:  Portions of Registrant's  proxy statement
relating  to  Registrant's   2005  Annual  Meeting  of  Shareholders  have  been
incorporated by reference into Part III hereof.

This Form 10-KSB/A is being filed to report two amendments to our annual report for the year ended December 31, 2004 ("Report"), which was originally filed on May 11, 2005. The first amendment is in Item 2-Description of Properties in the section titled "Proved Developed and Proved Undeveloped Reserves." Additional disclosure has been included in the Report to explain the reasons for the decline in proved reserves from the end of year 2003 to the end of year 2004.

The second amendment is described in a paragraph titled "Reclassification resulting in amending the December 31, 2004, Form 10-KSB filing" located at the end of Note 1 to the consolidated financial statements. As explained in the footnote, we have revised the presentation of revenues, costs and expenses on the consolidated statement of operations. The accounts that previously comprised sales and cost of sales are now reported separately on the consolidated statement of operations. The revision had no effect on income from continuing operations as previously reported in the Report.

================================================================================

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

In April 2001, the Company purchased Meteor Enterprises, Inc. ("Enterprises") from Meteor Industries, Inc. ("Industries") for $5.6 million and assumption of certain environmental liabilities and other indemnities. Effective December 31, 2000, Industries had contributed substantially all of its assets and all of its businesses to its wholly owned subsidiary, Enterprises. The significant wholly owned subsidiaries of Enterprises at the date of acquisition were: Meteor Marketing, Inc. ("Marketing"), Graves Oil & Butane Co., Inc. ("Graves"), Tri-Valley Gas Co. and Innovative Solutions and Technologies, Inc. Enterprises also owned 73% of Meteor Holdings LLC and 61% of Rocky Mountain Propane LLC ("Propane").

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

In January 2003, Marketing closed on the sale of its preferred membership interests in Propane. Total consideration of $1.1 million consisted of (1) a cash payment in the amount of $0.8 million, (2) an 8% promissory note in the amount of $0.2 million due January 2006, and (3) a cash retention in the of $0.1 million to be paid upon the delivery of asset title transfer documents relating to Marketing's sale of Propane in April 2002.

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

In November 2003, the Company closed on the acquisition of properties in the Brazos Field, offshore in Matagorda County, Texas. The Company owns a 65% working interest in the property and is the operator of the acquired property. The acquired properties consist of 22 wells, two of which are currently in production. The Company's recorded cost of the acquisition, including a funding obligation to the seller of the property in the amount of $1.1 million, and net of fees earned from joint interest partners, was $1.2 million. In connection with the acquisition the Company and its joint interest partners were required to provide a surety bond in the amount of $1.3 million to the seller of the property. The surety company required a cash deposit in the amount of $700,000, of which the Company's portion was $278,000. A portion of monthly net cash flow from the acquired property will be used to fund the deposit account until the bond limit of $1.3 million is fully funded. Effective February 2005, this requirement was amended to provide for a series of twenty-four (24) monthly payments of $24,000 ($12,000 net to Capco's interest) to fully fund the deposit account. The surety company was given a security interest in the Company's working interests in the Brazos Field and the Caplen Field as collateral for this obligation. The Company's Chief Executive Officer also provided his personal guarantee to the surety company. An additional portion of the monthly net cash flow from the property will be used to fund another deposit account to the seller. When this account balance reaches $1.7 million the $1.3 million bond will be released. The Company's portion of this obligation, $1.1 million, is included in the Company's recorded cost of the acquisition.

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

Effective December 31, 2004, the Company sold its interests in non-operated producing properties located in Michigan and Montana and other assets to the Company's Chief Executive Officer for the amount of $4.7 million. The Company received a fairness opinion for the sale in January 2005. The sales amount was settled by the payment of a cash deposit in the amount of $0.7 million, assumption of debt against the properties in the amount $3.3 million and the issuance of a note payable to the Company in the amount of $0.7 million. The note was paid in full in March 2005. The disposition resulted in a significant change to the depletion rate in the Company's full cost pool cost center, which required that gain or loss recognition be given to the sale. The Company recorded a gain in the amount of $0.4 million from the sale.

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

In November 2003, the Company closed on the acquisition of properties in the Brazos Field, offshore in Matagorda County, Texas. The Company owns a 65% working interest in the property and is the operator of the acquired property. The acquired properties consist of 22 wells, two of which are currently in production. The Company's recorded cost of the acquisition, including a funding obligation to the seller of the property in the amount of $1.1 million, and net of fees earned from joint interest partners, was $1.2 million. In connection with the acquisition the Company and its joint interest partners were required to provide a surety bond in the amount of $1.3 million to the seller of the property. The surety company required a cash deposit in the amount of $700,000, of which the Company's portion was $278,000. A portion of monthly net cash flow from the acquired property will be used to fund the deposit account until the bond limit of $1.3 million is fully funded. Effective February 2005, this requirement was amended to provide for a series of twenty-four (24) monthly payments of $24,000 ($12,000 net to Capco's interest) to fully fund the deposit account. The surety company was given a security interest in the Company's working interests in the Brazos Field and the Caplen Field as collateral for this obligation. The Company's Chief Executive Officer also provided his personal guarantee to the surety company. An additional portion of the monthly net cash flow from the property will be used to fund another deposit account to the seller. When this account balance reaches $1.7 million the $1.3 million bond will be released. The Company's portion of this obligation, $1.1 million, is included in the Company's recorded cost of the acquisition.

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

In September 2004, the Company's 80%-owned subsidiary, Bison Energy Company, acquired a 33.33% working interest in an oil property located in Natrona County, Wyoming. The property consists of 720 gross acres and includes nine wells, four of which are currently in production. Rework operations are in progress in an effort to restore the remaining wells to production.

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

Effective December 31, 2004, the Company sold its interests in non-operated producing properties located in Michigan and Montana and other assets to the Company's Chief Executive Officer for the amount of $4.7 million. The Company received a fairness opinion for the sale in January 2005. The sales amount was settled by the payment of a cash deposit in the amount of $0.7 million, assumption of debt against the properties in the amount $3.3 million and the issuance of a note payable to the Company in the amount of $0.7 million. The note was paid in full in March 2005. The disposition resulted in a significant change to the depletion rate in the Company's full cost pool cost center, which required that gain or loss recognition be given to the sale. The Company recorded a gain in the amount of $0.4 million from the sale.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

OIL AND GAS PROPERTIES. Capco's principal oil and gas properties during the year ended December 31, 2004, were located in the Texas Gulf Coast and the states of Michigan and Montana. In total, the properties located in these areas accounted for more than 93% of the Company's total annual revenue. Producing properties located in Alabama, Louisiana, Oklahoma, Texas and Wyoming provided less than 7% of Capco's annual revenue for year 2004.

Michigan  Capco owned working  interests  ranging from 2.8% to 22.5% in thirteen
(13) oil and gas wells located primarily in Manistee and Oceana Counties, Michigan. Capco acquired the property interests in June 2002 at a cost of approximately $1.3 million. The Company derived gross revenue of $1.7 million and $2.2 million from the property during the years ended December 31, 2004 and 2003, respectively. Substantially all of the net operating cash flow from the property was utilized to reduce debt incurred with the original acquisition in 2002, and a subsequent refinancing in year 2003 in connection with the acquisition of a producing property located in the state of Montana. Effective December 31, 2004, the property was sold to Capco's Chief Executive Officer for the assumption of debt and cash (see Montana property).

Montana Capco owned working interests ranging from less than 1% to 4.3% in approximately 1,100 oil and gas wells located in several counties in northern Montana. The properties were acquired by the Company in October 2003 at a cost of approximately $4.1 million. Capco derived gross revenue of $1.3 million and $0.2 million from the property during the years ended December 31, 2004 and 2003, respectively. All of the net operating cash flow from the property was utilized to reduce debt incurred with the acquisition of the property. As of December 31, 2004, there remained approximately three years of debt amortization, based on current levels of net cash flow from the Michigan and Montana properties. Effective December 31, 2004, the two properties were sold to the Company's Chief Executive Officer for the assumption of $3.3 million of indebtedness against the properties and $1.2 million cash. Capco intends to use the cash proceeds to fund its drilling obligations in the first quarter of year 2005.

Texas Gulf Coast Capco owns working interests ranging from 65% to 100% in thirty-six (36) wells located in offshore Matagorda County in the Texas Gulf Coast. The initial acquisition in this area was made in November 2003 at a cost of $1.2 million. Subsequent acquisitions in the area were made during the year 2004. Operations during the year 2004 included restoration of wells to production and expenditures to improve the production infrastructure and gas transmission capability to accommodate expected increases in production quantities as wells were returned to service. Capco derived gross revenue of $1.9 million and $0.1 million from the properties during the years ended December 31, 2004 and 2003, respectively. Activities planned for year 2005 include the restoration of additional wells to production, including one major recompletion attempt on an existing inactive wellbore. In addition, the Company plans to dispose of as many as thirteen (13) inactive well locations during the year 2005 either by designating wells for plugging and abandonment or by selling locations to other oil and gas operators. The Company anticipates that such actions will reduce the Company's bonding requirements. The previous owner of a property acquired by Capco during the year 2004 is expected to contribute as much as $1.0 million to certain abandonment costs to the extent such costs are incurred by the Company.

Other Effective September 30, 2004, the Company sold its working interest ownership in non-operated properties located in the states of Alabama and Louisiana to a company owned by Capco's Chief Executive Officer. Sales proceeds in the amount $0.4 million were used for working capital. The properties provided net cash flow of $0.1 million during the nine-month period that Capco owned the interests in 2004.

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

OIL AND GAS ACREAGE. Capco holds interests in oil and gas leaseholds as of December 31, 2004, as follows:

                       Developed             Undeveloped          Expiration
                       Properties            Properties            Date (1)
                     -------------         ---------------        ----------
                    Gross      Net        Gross        Net
 State              Acres     Acres       Acres       Acres
 -----              -----     -----       -----       -----
Alabama                --        --       6,409         961      Nov '06-Mar `07
Mississippi           200        25          --          --
Oklahoma            4,140     2,655          --          --
Texas              14,958     9,671          --          --
Wyoming               720       240          --          --

     Total         20,018    12,591       6,409         961

Net acres represent the gross acres in a lease or leases multiplied by Capco's working interest in such lease or leases.

(1) Expiration date(s) of leases for undeveloped properties. Leasehold interests for developed properties are held by production.

PROVED DEVELOPED AND PROVED UNDEVELOPED RESERVES. The following table sets forth the proved developed and proved undeveloped oil or gas reserves accumulated by Capco, for the years ended December 31, 2004, 2003 and 2002. The reserves are based on engineering reports prepared by Capco's independent engineers: Pressler Petroleum Consultants, Inc. in 2004; Burroughs Engineering Services and Netherland, Sewell & Associates, Inc. in 2003; and Gary E. Houghton Petroleum Engineer in 2002. All of such reserves are located in the United States of America. For the two-year period ended December 31, 2003, the Company also owned producing oil and gas property located in the province of Alberta, Canada, but the operations were minimal and estimates of proved reserves were not prepared at each year-end. In 2003, the Company sold the Canadian interests. As reported in the Company's Form 10-QSB/A for the quarterly period ended March 31, 2003 (filed on August 21, 2003), a review by the Securities and Exchange Commission of the Company's engineered proved reserves as previously reported resulted in the exclusion of certain proved undeveloped reserves. The excluded reserves consisted of the following at December 31, 2002: 10,005 mmcf of gas and 297,000 barrels of oil. The following information has been revised to include these changes.

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
                  ======= ==========   =======  =========   =======  =========

The Company had a significant decline in reserves in 2004 attributable to its producing properties located in onshore and offshore Texas. Downward revisions to the Caplen Field located in Galveston County, Texas totaled 151,427 barrels of oil and 240,085 mcf of gas. Production in the year 2004 was significantly curtailed due to field operational problems. Wells which were shut-in for an extended period during the year 2004, and remained shut-in at year end were reclassified to proved developed non-producing status. Proved developed gas reserves decreased from 317,506 mcf to 33,336 mcf. Approximately 55% of the decrease was due to the elimination of one well as it was determined during the year 2004 that the reservoir was depleted. Proved undeveloped oil reserves decreased from 210,020 barrels to 78,863 barrels due to the elimination of one location and per well reductions based on the incumbent engineer's evaluation of the locations. Proved reserves attributed to the Brazos Field located in offshore Matagorda County, Texas were revised downward in the amounts of 50,877 barrels of oil and 7,351,615 mcf of gas. Work-over activities were conducted on five wells during the year in an attempt to either increase production rates or restore wells to service. Such activities were successful on only one well. As a result the incumbent engineer significantly reduced the previously-reported proved reserves until such time that it can be demonstrated that the wells are capable of producing at economical levels. The changes reflect the engineers' subjective evaluation of the properties based on a number of factors including data that was available when the evaluation was prepared, actual production during the current year and price changes. Properties sold by Capco during the year 2004 resulted in additional decreases of 190,400 barrels of oil and 6,262,000 mcf of gas. Properties acquired during the year 2004 resulted in an increase to proved reserves of 240,200 barrels of oil and 83,000 mcf of gas, while year 2004 production resulted in a decrease of proved reserves of 22,100 barrels of oil and 727,000 mcf of gas.

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

DRILLING ACTIVITY. The following table sets forth certain information for the year ended December 31, 2004, pertaining to Capco's participation in the drilling of exploratory and development wells:

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

All of Capco's drilling activities were conducted in the United States of America.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. A company engaged by Capco to provide well service in connection with workover operations on some of the Company's offshore wells has filed a claim for unpaid invoices in the amount of approximately $0.2 million. Capco has recorded less than $50,000 of such costs in its accounts, and has claims against the service company for damages and costs to its wells in an estimated amount in excess of $1.0 million. The Company expects to show that its damages far exceed the claim amount asserted by the service company.


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

Significant factors that could prevent Capco from achieving its stated goals include: declines in the market prices for oil and gas, adverse changes in the regulatory environment affecting Capco, the inability to dispose of real property at prices sufficient enough to liquidate associated indebtedness, the inherent risks involved in the evaluation of properties targeted for acquisition, the Company's dependence on key personnel, the availability of capital resources at terms acceptable to the Company, the uncertainty of estimates of proved reserves and future net cash flows, the risk and related cost of replacing produced reserves, the high risk in exploratory drilling and competition. Capco or persons acting on its or their behalf should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. Capco undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company's total long-term debt decreased from a balance of $4.8 million at December 31, 2003, to a balance of $2.7 million at December 31, 2004. Proceeds in the amount of $1.6 million were received from the issuance of convertible promissory notes, convertible into the Company's Common Stock. An additional $1.0 million was borrowed in December 2004, to be repaid over a period of twenty months. In addition to the $1.5 million of debt reduction by cash payments, an additional $3.2 million of long-term debt was assumed by the buyers of land and oil and gas properties.

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

To the extent such cash flow is insufficient to make the debt payments and provide adequate working capital for the business of the Company, the Company may be required to reduce or curtail certain operations or seek other sources of capital. Capco has historically secured financing for its acquisition and development activities on a project-financing basis. Such financing has included the sale of portions of target acquisitions or drilling ventures to third parties, participation with co-venturers on financing arranged by the other party, private borrowings from individuals and private placements of the Company's Common Stock. Other than financing arrangements already consummated in the first quarter of 2005, the Company does not have any agreements or arrangements providing for such financing and it may not be available on terms acceptable to the Company.

In addition to debt service requirements, Capco has several other obligations that affect the Company's available cash flow. The Company is obligated to pay operating lease costs of approximately $0.1 million in 2005 for land and facilities and has an obligation to a surety company to make monthly cash collateral deposits of $12,000 over a period of twenty-four months, beginning February 2005. Acquisitions of producing oil and gas properties that closed during the year ended December 31, 2004, include obligations to make development expenditures of $0.6 million during the year 2005 to earn the entire working interests stipulated in the purchase agreements. Various purchase agreements require that funding obligations of $1.1 million and $0.3 million be paid from the net profits, if any, derived from the respective operations of the properties. Utilization of available cash flow to fund these requirements may affect Capco's ability to adequately fund other planned activities.

Capco disposed of its equity ownership in Enterprise and subsidiaries during the year 2003, but remained as guarantor of certain indebtedness incurred by those business interests prior to the date of sale by Capco. As of December 31, 2004, Capco was the guarantor of $1.1 million of obligations for trade accounts, real estate and equipment purchases and leases owed by Enterprise. The obligations are being serviced by Enterprise, and Capco believes that there is sufficient underlying collateral value in the related assets to significantly reduce the exposure of loss to the Company. Capco is also the guarantor of indebtedness issued to one lender by Graves, a former subsidiary of Enterprise, in the amount of $3.9 million at December 31, 2004. Graves is owned by Capco's Chief Executive Officer. In December 2004, a Pay-Off Agreement ("Agreement") was negotiated with the lender, which provided for the following: the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date ("Date of Closing"). Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days. As a further condition of the Agreement, the buyer deposited into an escrow account ten million shares of the Company's Common Stock. In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance. At this time Capco believes that the indebtedness will be satisfied in accordance with the terms of the Agreement and that the Company will not incur any loss attributable to the guarantee.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004, COMPARED TO YEAR ENDED DECEMBER 31, 2003

Capco's revenues from oil and gas sales were $4.8 million in 2004 compared to $3.1 million in 2003. This increase is due to increases in product prices paid at the wellhead and production volumes. On a barrel of oil equivalent ("BOE") basis, the Company's price per BOE increased to $33.67 in 2004 from $28.90 in 2003, resulting in an increase in revenue of $0.5 million. Total production was 143,300 BOE in 2004, compared with 108,000 BOE in 2003, resulting in an increase in revenue of $1.2 million. The increase in revenue was due principally to production from two acquisitions that closed in the fourth quarter of 2003. The Montana properties acquired in November 2003 provided revenue of $1.0 million (37,000 BOE) in 2004, and the Brazos properties located in the Texas Gulf Coast that were acquired in November 2003 provided revenue of $1.7 million (48,000
BOE) in 2004. Capco's revenue from gas gathering, marketing, and processing, and oil field services increased to .4 million due to the Brazos property. Capco's gains on sales of land and oil and gas poperty increased to $1.0 million due to those sales in 2004.

Capco's oil and gas production lifting costs including expensed workovers increased to $1.6 million in 2004 from $.7 million in 2003; production taxes increased to $.5 million in 2004 from $.4 million in 2003; gas gathering, marketing and processing increased to $.8 million in 2004 from $.4 million in 2003; all due principally to the increase in production volumes from 108,000 BOE in 2003 to 143,300 BOE in 2004. Capco's oil field services expenses increased to $.2 million due to the Brazos field.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil, while Capco's expenses related to oil and gas production are not as sensitive to a change in price and Capco sold a significant portion of its producing properties in late 2004; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

General and administrative expenses were $1.3 million in 2004 and $0.9 million in 2003. The change is due to an increase in employment levels in Capco's Houston, Texas office necessitated by the properties operated by Capco in the Texas Gulf Coast. In 2003, Capco realized cost savings from relocation of the Company's administrative office from Orange, California to Denver, Colorado in February 2003.

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

Capco's operating costs and expenses related to oil and gas activities increased to $1.5 million in 2003 from $0.7 million in 2002, due principally to the increase in production volumes from 57,300 BOE in 2002 to 108,000 BOE in 2003.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2004, all of the Company's oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2004.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company reports a liability for any legal retirement obligations on its oil and gas properties. The associated costs are capitalized as part of the full cost pool. Following is a reconciliation of the asset retirement obligation liability for the year ended December 31, 2004 (in thousands):

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

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. The Company adopted this new statement on January 1, 2002, and concluded that the effect of adopting this statement had no material impact on the Company's financial position, results of operations, or cash flows.

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

Earnings per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average shares outstanding for the year ended December 31, 2004, have been increased for 5,192,941 shares of Common Stock as associated stock options have a dilutive effect on net income. Additionally, the number of shares outstanding for the year ended December 31, 2004, have been increased for 4,481,148 shares of Common Stock determined under the "if converted" method, due to the issuance of convertible notes payable during the year ended December 31, 2004. On a diluted basis, the Company's weighted average shares outstanding for the year ended December 31, 2003, have been increased for 1,212,992 shares of Common Stock as associated stock options have a dilutive effect on income from continuing operations, which is the benchmark number for determining whether potential common stock is included in determining earnings (loss) per share. In accordance with SFAS No. 128, the stock options are also considered to be potential common stock in determining loss per share on loss from discontinued operations and net loss, even though the stock options are antidilutive.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS
152)". The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously,

Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In March 2005, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of Statement 123(R).

ITEM 7.  FINANCIAL STATEMENTS.

Included at Pages F-1 through F-42 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the "Evaluation Date"), concluded that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and would be made know to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls

The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company's senior management, in conjunction with its Board of Directors, continuously reviews overall Company policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

(c) Limitations on the effectiveness of controls

The Company's management, including the Chief Executive Officer and the Chief Accounting Officer, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

Items 9, 10, 11, 12 and 14

The information required by Items 9 through 12 and Item 14 is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, which the Company has filed with the
U. S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.

                                     PART IV

ITEM 13.  EXHIBITS

(a) Documents filed as part of this Report:

     (1) The following Financial Statements are filed as part of this Report:

                                                                   Page
                                                                   ----

      Report of Independent Registered Public
       Accounting Firm, April 1, 2005
       (July 19, 2006, as to the effects of the
       reclassification as disclosed in Note 1)                     F-1

      Consolidated Balance Sheet, December 31, 2004              F-2 - F-3

      Consolidated  Statements of Operations and
       Comprehensive Income (Loss) for
       the years ended December 31, 2004 and 2003                F-4 - F-5

      Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 2004 and 2003            F-6 - F-7

      Consolidated Statements of Cash Flows for the years
       ended December 31, 2004 and 2003                          F-8 - F-12

      Notes to Consolidated Financial Statements                F-13 - F-38

      Supplemental Information About Oil and Gas Producing
       Activities (unaudited)                                   F-39 - F-42

     (2) Exhibits

Exhibit
Number          Description                           Location
-------   --------------------------   -----------------------------------------
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
          Capco Resource Corporation

Exhibit
Number          Description                           Location
-------   --------------------------   ------------------------------------
10.11     Letter agreement dated       Filed herewith  electronically
          September 29, 2004, by and
          between Packard Gas Company
          and Midwest EOR, Inc.

10.12 Agreement dated November 23, Filed herewith electronically 2004, by and among Capco
          Energy, Inc. and Ilyas
          Chaudhary

10.13     Letter of Intent dated       Filed herewith electronically
          November  24, 2004, between
          Packard Gas Company and
          Midwest EOR, Inc.

10.14     Securities Purchase          (incorporated by reference to the
          Agreement dated March 10,     Company's Form 8-K filed March 16, 2005)
          2005, by and among
          Capco Energy, Inc. and
          certain accredited
          investors

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

                                   CAPCO ENERGY, INC.

                                       /s/ Ilyas Chaudhary
Dated: August 14, 2006             By  ---------------------------
                                       Ilyas Chaudhary, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                       /s/ Ilyas Chaudhary
Dated: August 14, 2006             By  ---------------------------
                                       Ilyas Chaudhary, CEO, Chief
                                       Financial Officer and Director

                                       /s/ Irwin Kaufman
Dated: August 14, 2006             By  ---------------------------
                                       Irwin Kaufman, Director


                                       /s/ William J. Hickey
Dated: August 14, 2006             By  --------------------------
                                       William J. Hickey, Director


                                       /s/ Paul L. Hayes
Dated: August 14, 2006             By  --------------------------
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

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 For the Years ended December 31, 2004 and 2003
                     (Dollars in Thousands except per share)


                                                           2004          2003
                                                          ------        ------
Operating revenues:
  Oil and gas sales                                      $ 4,825       $ 3,122
  Gas gathering, marketing and processing                    275            24
  Oil field services                                         155             2
  Gains on sales of land and oil and gas property            974            --
                                                          ------        ------
    Total operating revenues                               6,229         3,148
                                                          ------        ------
Operating costs and expenses:
  Oil and gas production lifting costs                     1,569           719
  Production taxes                                           478           385
  Gas gathering, marketing and processing costs              768           426
  Oil field services                                         172            --
  Depreciation, depletion and amortization                   809           615
  General and administrative                               1,266           872
                                                          ------        ------
    Total operating costs and expenses                     5,062         3,017
                                                          ------        ------
    Operating profit                                       1,167           131


Other Income (Expenses):
  Interest income                                             19            45
  Interest expense                                          (399)         (153)
  Gains (losses) on sales of investments-
     marketable securities                                   (63)           (7)
  Holding gains (losses)-marketable securities                (2)          145
  Loss attributable to guarantees of
    indebtedness of businesses sold under contract            --          (151)

  Other                                                        3            40
                                                         -------       -------
     Income from continuing operations
       before taxes and minority interest                    725            50

Provision for income taxes                                    --            --
Minority interest in (income) of
     consolidated subsidiary                                  --            (4)
                                                         -------       -------
     Income from continuing operations                       725            46

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


                                                                                              Accumulated
                    Preferred Stock    Common Stock       Additional  Cumulative               Deficit/
                    ---------------  ------------------    Paid-In   Translation    Treasury   Retained
                    Shares   Amount   Shares     Amount   Capital     Adjustment     Stock     Earnings     Total
                    -------  ------  ----------  ------   ---------  ----------    ---------  -----------  --------
Balance as
restated at
December 31, 2002   292,947  $  293  78,298,216  $   78   $   1,231   $      (5)   $    (124)  $    3,425  $  4,898

Treasury stock           --      --          --      --          --          --           (3)          --        (3)
(acquisitions)

Shares issued
in exchange for
cash                                    120,000      --           7          --           --           --         7

Shares issued
in exchange              --      --     200,000      --          49          --           --           --        49
for services

Shares issued in
settlement of
related party
liabilities              --      --  10,436,000      11         589          --           --           --       600

Shares issued
in exchange for          --      --   4,000,000       4         236          --           --           --       240
investment

Conversion of
Preferred stock    (292,947)   (293)  2,929,500       3         317          --           --           --        27

Cumulative
translation              --      --          --      --          --           5           --           --         5
adjustment

Net loss                 --      --          --      --          --          --           --       (1,948)   (1,948)
                    -------  ------  ----------  ------   ---------  ----------    ---------  -----------  --------
Balance at
December 31,
2003                     --  $   --  95,983,716  $   96   $   2,429  $       --    $    (127) $     1,477  $  3,875

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


                                                                                              Accumulated
                    Preferred Stock    Common Stock       Additional  Cumulative               Deficit/
                    ---------------  ------------------    Paid-In   Translation    Treasury   Retained
                    Shares   Amount   Shares     Amount   Capital     Adjustment     Stock      Earnings    Total
                    -------  ------  ----------  ------   ---------  ----------    ---------  -----------  --------
Balance at
December 31,
2003                     --  $   --  95,983,716  $   96   $   2,429  $       --    $    (127) $     1,477  $  3,875

Treasury stock           --      --          --      --          --          --          (11)          --       (11)
(acquisitions)

Shares issued
in exchange for
cash                                  1,095,000       1          70          --           --           --        71

Shares issued in
settlement of
liability                --      --     300,000      --          30          --           --           --        30

Shares issued
for acquisition
of property              --      --   3,644,760       4         433          --           --           --       437

Discount on
convertible notes        --      --          --      --         112          --           --           --       112

Net income               --      --          --      --          --          --           --          725       725
                    -------  ------  ----------  ------   ---------  ----------    ---------  -----------  --------
Balance at
December 31,
2004                     --  $   -- 101,023,476  $  101   $   3,074  $       --    $    (138) $     2,202  $  5,239


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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had an allowance of $45,000 as of December 31, 2004, that was based on its evaluation of specific customers' balances and the collectibility thereof.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2004, all of the Company's oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2004.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company reports a liability for any legal retirement obligations on its oil and gas properties. The associated costs are capitalized as part of the full cost pool.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. The Company adopted this new statement on January 1, 2002, and concluded that the effect of adopting this statement had no material impact on the Company's financial position, results of operations, or cash flows.

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

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average shares outstanding for the year ended December 31, 2004, have been increased for 5,192,941 shares of Common Stock as associated stock options have a dilutive effect on net income. Additionally, the number of shares outstanding for the year ended December 31, 2004, have been increased for 4,481,148 shares of Common Stock determined under the "if converted" method, due to the issuance of convertible notes payable during the year ended December 31, 2004. On a diluted basis, the Company's weighted average shares outstanding for the year ended December 31, 2003, have been increased for 1,212,992 shares of Common Stock as associated stock options have a dilutive effect on income from continuing operations, which is the benchmark number for determining whether potential common stock is included in determining earnings
(loss) per share. In accordance with SFAS No. 128, the stock options are also considered to be potential common stock in determining loss per share on loss from discontinued operations and net loss, even though the stock options are antidilutive.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS
152)". The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In March 2005, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of Statement 123(R).

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

RECLASSIFICATION RESULTING IN AMENDING THE DECEMBER 31, 2004, FORM 10-KSB FILING

The Company has revised the presentation of revenues, costs and expenses on the consolidated statements of operations pursuant to an SEC comment letter. The Company previously reported in 2004 and 2003 gross profit as a component of the Consolidated Statements of Operations for the years ended December 31, 2004 and 2003, in the amounts of $2.2 million and $1.6 million, respectively. Gross profit was determined by subtracting cost of sales, consisting of oil and gas production costs, production taxes, gas gathering expenses and oil field services expenses, from sales, consisting of oil and gas sales, gas gathering and oil field services revenue. Gross profit as previously reported did not include depreciation and cost depletion ("depreciation") applicable to these operations which, for the years ended December 31, 2004 and 2003, amounted to $0.8 million and $0.6 million, respectively. Gross profit for the years ended December 31, 2004 and 2003, would have been reported as $1.4 million and $1.0 million, respectively, if depreciation had been included as a component of cost of sales. Reclassification of depreciation would have had no effect on income from continuing operations as reported in each of the two years as the full amount of depreciation was reported separately in the Company's Consolidated Statements of Operations.

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

In November 2003, the Company closed on the acquisition of properties in the Brazos Field, offshore in Matagorda County, Texas. The Company owns a 65% working interest in the property and is the operator of the acquired property. The acquired properties consist of 22 wells, two of which are currently in production. The Company's recorded cost of the acquisition, including a funding obligation to the seller of the property in the amount of $1.1 million, and net of fees earned from joint interest partners, was $1.2 million. In connection with the acquisition the Company and its joint interest partners were required to provide a surety bond in the amount of $1.3 million to the seller of the property. The surety company required a cash deposit in the amount of $700,000, of which the Company's portion was $278,000. A portion of monthly net cash flow from the acquired property will be used to fund the deposit account until the bond limit of $1.3 million is fully funded. Effective February 2005, this requirement was amended to provide for a series of twenty-four (24) monthly payments of $24,000 ($12,000 net to Capco's interest) to fully fund the deposit account. The surety company was given a security interest in the Company's working interests in the Brazos Field and the Caplen Field as collateral for this obligation. The Company's Chief Executive Officer also provided his personal guarantee to the surety company. An additional portion of the monthly net cash flow from the property will be used to fund another deposit account to the seller. When this account balance reaches $1.7 million the $1.3 million bond will be released. The Company's portion of this obligation, $1.1 million, in included in the Company's recorded cost of the acquisition.

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

Discussions between the parties continued throughout year 2004, and in December 2004, the parties entered into a Pay-Off Agreement ("Agreement"), which provided for the following: the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date ("Date of Closing"). Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days. As a further condition of the Agreement, the buyer deposited into an escrow account ten million shares of the Company's $0.001 par value Common Stock. In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance.

8. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2004 (in thousands):

Note payable,  interest at 20% per annum, due upon closing of the acquisition of a certain producing oil and gas property,
collateralized by substantially all of the Company's assets         $  400

Note payable,  interest at 6% per annum, payable in monthly
installments of $19, which includes principal and interest, due
November 2005, collateralized by equipment                             198

Note payable,  interest at 8% per annum,  payable in one
installment of $80 and ten monthly installments of $10,
which includes principal and interest, to November 2005,
collateralized by oil and gas leases                                   164
                                                                    ------
                 Total                                              $  762
                                                                    ======

9. LONG TERM DEBT

Long-term debt consisted of the following as of December 31, 2004 (in thousands):

Note payable to an  individual,  interest at 9% per annum,
plus an  incremental interest rate of 1% for every $1 that
West Texas  Intermediate Crude exceeds $21 per barrel
payable  quarterly,  convertible  into Common Stock of the
Company at the option of the holder at a conversion rate
of $0.38, with the unpaid principal due in May 2003                 $   25

Note payable to a related party, interest at 7%, payable
in monthly installments of $4, due on June 30, 2006                    127

Note payable to an individual, interest at 12.0% per annum,
payable in monthly installments of $60, which includes
principal and interest, due in August 2006, collateralized
by producing oil and gas properties and by the guarantee
of the Company's Chief Executive Officer                             1,000
                                                                    ------
Total debt                                                           1,152
Less current maturities                                                637
                                                                    ------
Long term debt                                                      $  515
                                                                    ======

The following is a summary of the principal amounts payable over the next two years (in thousands):

                   Year ending December 31,
                           2005                      $   637
                           2006                          515
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

10. CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following as of December 31, 2004 (in thousands):

Notes  payable  to  individuals,  interest  at 12% per  annum, payable quarterly, convertible into Common Stock at the option of the holders at a conversion rate of $0.20,  with the unpaid principal due at various  times during the period  February to
June 2007 (net of unamortized discounts of $22)                     $  998

Note  payable  to an  individual,  interest  at 9% per  annum, payable quarterly, convertible into Common Stock at the option of the holder at a conversion  rate of $0.16,  with the unpaid principal due in September 2007 (net of  unamortized  discount
of $75)                                                                585
                                                                    ------
                                                                    $1,583
                                                                    ======

At the option of the holders, the notes can be converted into as many as 9.2 million shares of the Company's Common Stock. Notes not converted during the three-year period from date of sale are to be redeemed for their face amount on the third anniversary from the subscription date. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", discounts of approximately $0.1 million attributable to the beneficial conversion feature were recorded as additional paid in capital. The discounts are being amortized using the effective interest rate method over the terms of the indebtedness.

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

LEGAL PROCEEDINGS

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. A company engaged by Capco to provide well service in connection with workover operations on some of the Company's offshore wells has filed a claim for unpaid invoices in the amount of approximately $0.2 million. Capco has recorded less than $50,000 of such costs in its accounts, and has claims against the service company for damages and costs to its wells in an estimated amount in excess of $1.0 million. The Company expects to show that its damages far exceed the claim amount asserted by the service company.

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

Non-employee options

The Company did not issue options to acquire the Company's Common Stock to any non-employee during the year ended December 31, 2004.

In January 2003, the Company issued an option to an individual to acquire 600,000 shares of the Company's Common Stock at an exercise price of $0.20, exercisable for a period of three years. The option was issued in exchange for market consulting services. Using the Black-Scholes option-pricing model, the Company recorded an increase to paid-in capital, and a charge to operations, in the amount of $38,000 for the value of the option grant. Options to acquire 15,000 shares of the Company's Common Stock were exercised during the year ended December 31, 2004, leaving a balance of unexercised options of 585,000 at December 31, 2004.

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

                                           Canada     United States     Total
                                          --------    -------------    -------
Operating revenues:
  Year ended December 31, 2004            $    --         $ 6,229      $ 6,229
                                           ======          ======       ======
  Year ended December 31, 2003            $    13         $ 3,135      $ 3,148
                                           ======          ======       ======
At December 31, 2004:
  Oil and gas properties (net)            $    --         $ 9,197      $ 9,197
                                           ======          ======       ======
  Other property and equipment (net)      $    --         $   649      $   649
                                           ======          ======       ======

17. MAJOR CUSTOMERS

For the year ended December 31, 2004, the Company had oil and gas sales to two customers that accounted for approximately 52.3% and 33.0%, respectively, of total oil and gas sales. One customer accounted for 49.6% of accounts receivable as of December 31, 2004.

For the year ended December 31, 2003, the Company had oil and gas sales to two customers that accounted for approximately 75.7% and 10.7%, respectively, of total oil and gas sales.

18. SUBSEQUENT EVENTS

On February 3, 2005, the Company announced that drilling had commenced on an exploratory well at Outer Continental Shelf ("OCS") Galveston Block 297. Capco is the operator of the well which is targeted for a total drilled depth of 13,500 feet. The Company's initial working interest ownership in the property was 60%; however, portions of that interest were subsequently sold to private investors. On April 12, 2005, the Company announced that due to encountering excessive gas pressures at a depth of approximately 13,350 feet, the decision was made to sidetrack from the existing well bore and re-drill the well from a depth of approximately 8,500 feet to a depth in excess of 14,000 feet. As a result of the difficulties encountered in drilling this well, the cost has substantially exceeded the Company's planned expenditures in this regard and is increasing as the drilling continues. Significant capital resources of the Company have been and will continue to be utilized to pay the ongoing costs associated with the well. While the Company believes that it has sufficient capital resources to complete the drilling as currently planned, any further delays or complications may result in additional costs for which the Company will need to make financial arrangements. The Company anticipates that it will recover certain of the drilling costs from participants in the well if and when the drilling reaches the targeted depth. Additionally, the Company intends to pursue a claim on the insurance covering the drilling of the well based upon the consequences of encountering the excessive gas pressures in the initial well bore, and any insurance proceeds would also assist in recovering a portion of the drilling costs. The Company cannot make any assurances concerning the potential completion of or production from this well.

On February 7, 2005, the Company executed an Amended Memorandum of Terms with an unrelated private investor (the "Investor") that provided the terms whereby the Investor would invest up to $7.5 million in oil and gas property interests owned by the Company. The properties effected by the transaction included three wells in the Company-operated Brazos Field in the Texas Gulf Coast, the exploratory well at OCS Galveston Block 297 and a pending acquisition of producing properties in OCS High Island Block 196. In addition, the Investor holds an option to participate in a planned workover on a well in the Brazos Field, and agreed to fund future capital requirements for the applicable properties in amounts and at times determined by mutual agreement of Capco and the Investor. Closing of the transaction is scheduled to occur at the time that the Investor receives approval to own offshore leases from the Minerals Management Service ("MMS"). In addition to the acquired property interests, the Investor is to receive warrants to purchase shares of Capco's Common Stock. The number of warrants will be determined based on the trading price of the Common Stock at the date of closing.

The Investor paid $1.5 million to the Company for a portion of Capco's interests in the wells in the Brazos Field and the exploratory well being drilled at OCS Galveston Block 297.

On February 10, 2005, Capco announced the purchase of producing properties in OCS High Island Block 196 at a cost of $2.5 million. Additionally, bonds in the total amount of $3.5 million were posted with the MMS. Funding for the acquisition, including bond deposits, was provided by the Investor, who will initially own the entire acquired interest. Capco will operate the property.

In addition to the fundings described above the Investor had previously advanced $0.4 million to Capco in December 2004 for a deposit that was made in connection with the acquisition of the OCS High Island Block 196 property. In total the fundings amounted to $6.4 million. This amount is documented as a bridge loan that is to remain in effect until the Investor receives owner approval from the MMS and the property interests are assigned by Capco to the Investor. In addition to the Investor's acquired interests in several of Capco's properties, the Company has provided the Investor with additional security interests in a majority of the Company's unencumbered assets. The security will be released when the assignments become effective.

All of the operating cash flow attributable to the acquired property interests will accrue to the Investor, until such time that the Investor has received reimbursement of all invested funds, plus a stated return on the invested funds ("Payout"). At Payout, Capco will earn a two-thirds interest in the future net operating cash flow to be derived from the property interests.

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

On March 11, 2005, Capco issued 1 million shares of the Company's Common Stock to an individual, realizing proceeds of $0.2 million. Capco intends to use the proceeds for working capital.

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

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Capco's  independent  engineer,  Pressler Petroleum  Consultants,  Inc. prepared reserve estimates for the year end report for 2004. Capco's independent engineers, Burroughs Engineering Services and Netherland, Sewell & Asociates, Inc., prepared reserve estimates for the year end report for 2003.. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

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

The Company had a significant decline in reserves in 2004 attributable to its producing properties located in onshore and offshore Texas. Downward revisions to the Caplen Field located in Galveston County, Texas totaled 151,427 barrels of oil and 240,085 mcf of gas. Production in the year 2004 was significantly curtailed due to field operational problems. Wells which were shut-in for an extended period during the year 2004, and remained shut-in at year end were reclassified to proved developed non-producing status. Proved developed gas reserves decreased from 317,506 mcf to 33,336 mcf. Approximately 55% of the decrease was due to the elimination of one well as it was determined during the year 2004 that the reservoir was depleted. Proved undeveloped oil reserves decreased from 210,020 barrels to 78,863 barrels due to the elimination of one location and per well reductions based on the incumbent engineer's evaluation of the locations. Proved reserves attributed to the Brazos Field located in offshore Matagorda County, Texas were revised downward in the amounts of 50,877 barrels of oil and 7,351,615 mcf of gas. Work-over activities were conducted on five wells during the year in an attempt to either increase production rates or restore wells to service. Such activities were successful on only one well. As a result the incumbent engineer significantly reduced the previously-reported proved reserves until such time that it can be demonstrated that the wells are capable of producing at economical levels.

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