Form 10QSB/A
period 2005-03-31
CAPCO ENERGY INC
filed 2006-08-15
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _______, 20___ to _______, 20___.

                         Commission File Number: 0-10157

                               CAPCO ENERGY, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                                         84-0846529
           --------                                         ----------
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

                          |X|   Yes       |_|   No

There were 117,280,769 shares of the Registrant's $.001 par value common stock outstanding as of May 31, 2005.

This Form 10-QSB/A is being filed to report two amendments to our quarterly report for the period ended March 31, 2005 ("Report"), which was originally filed on June 13, 2005. The first amendment is to include the Balance Sheet at December 31, 2004, in the Report, along with the interim period Balance Sheet.

The second amendment is that we have revised the presentation of revenues, costs and expenses on the consolidated statement of operations. The accounts that previously comprised sales and cost of sales are now reported separately on the consolidated statement of operations. The revision had no effect on net (loss) income as previously reported in the Report.

                            PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 and December 31, 2004

                                     ASSETS
                             (Dollars in Thousands)

                                                                 March 31,     December 31,
                                                                  2005            2004
                                                               (Unaudited)
Current Assets:
  Cash                                                         $      1,491   $      1,805
  Marketable securities                                                 399             --
  Accounts receivable-trade, net of
    allowance of $46 and $45, respectively                              757            482
  Notes receivable, including a related party                            --            981
  Deposits on property acquisitions                                   5,936             --
  Deferred tax asset                                                     27             27
  Other current assets                                                  237            538
                                                               ------------   ------------

     Total Current Assets                                             8,847          3,833

Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of $2,103
  and $1,727, respectively                                           14,412          9,197

Other Assets:
  Assets attributable to businesses under contract
    for sale                                                          4,063          4,063
  Other property, less accumulated depreciation of $82
    and $70, respectively                                               687            649
  Accounts receivable, related parties                                   --             14
  Other assets                                                          673            344
                                                               ------------   ------------
     Total Assets                                              $     28,682   $     18,100
                                                               ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                      MARCH 31, 2005 and December 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                          March 31,      December 31,
                                                            2005            2004
                                                        (Unaudited)
Current Liabilities:
  Accounts payable, trade                               $      3,263    $      1,330
  Notes payable                                                6,646             762
  Current maturities, long-term debt, including a
   related party                                                 711             637
  Accrued expenses                                               896           1,174
                                                        ------------    ------------
     Total Current Liabilities                                11,516           3,903
                                                        ------------    ------------

Non-current Liabilities:
  Long term debt, less current maturities                        346             515
  Convertible promissory notes, net                            1,562           1,516
  Asset retirement obligations                                 2,217           2,193
  Long term liabilities                                          361             361
  Deferred tax liability                                          27              27
                                                        ------------    ------------
     Total Non-current Liabilities                             4,513           4,612
                                                        ------------    ------------

Liabilities attributable to businesses under contract
  for sale                                                     4,346           4,346
                                                        ------------    ------------
     Total Liabilities                                        20,375          12,861
                                                        ------------    ------------

Commitments and Contingencies                                     --              --

Stockholders' Equity:
Common stock, $0.001 par value;
  authorized 150,000,000 shares;
  113,792,762 and 101,023,476 shares issued                      114
                                                                                 101
Additional paid in capital                                     6,575           3,074
Treasury stock, 1,267,708 shares, at cost                       (138)           (138)
Retained earnings                                              1,756           2,202
                                                        ------------    ------------
     Total Stockholders' Equity                                8,307           5,239
                                                        ------------    ------------
     Total Liabilities and
     Stockholders' Equity                               $     28,682    $     18,100
                                                        ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                     (Dollars in Thousands except per share)

                                                                   2005             2004
                                                              -------------    -------------
Operating revenues:
  Oil and gas sales                                           $         796    $       1,274
  Gas gathering, marketing and processing                                --               61
  Oil field services                                                    292               29
                                                              -------------    -------------
    Total operating revenues                                          1,088            1,364
                                                              -------------    -------------
Operating costs and expenses:
  Oil and gas production lifting costs                                  371              411
  Production taxes                                                       51              139
  Gas gathering, marketing and processing costs                          52              152
  Oil field services                                                    265               --
  Depreciation, depletion and amortization                              412              167
  General and administrative                                            290              279
                                                              -------------    -------------
    Total operating costs and expenses                                1,441            1,148
                                                              -------------    -------------
    Operating (loss) profit                                            (353)             216

Other Income (Expenses):
  Interest income                                                        12                3
  Interest expense                                                     (105)             (67)
  Losses on sales of investments-
    marketable securities                                                --              (63)
  Holding losses-marketable securities                                   --               (1)
                                                              -------------    -------------
    (Loss) income from continuing operations
       before taxes and minority interest                              (446)              88

Provision for income taxes                                               --               --
                                                              -------------    -------------
     Net (loss) income                                        $        (446)   $          88
                                                              =============    =============

Earnings per share-basic:
  Net (loss) income                                           $          --    $          --
                                                              =============    =============

Earnings per share-diluted:
  Net (loss) income                                           $          --    $          --
                                                              =============    =============

Weighted average common share and common share equivalents:
  Basic                                                          99,769,935       94,855,729
                                                              =============    =============

  Diluted                                                       108,943,268      101,505,837
                                                              =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                             (Dollars in Thousands)

                                                         2005            2004
                                                    ------------    ------------
Cash Flows From Operating Activities:
  Net (loss) income                                 $       (446)   $         88
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation, depletion and accretion                  412             167
      Losses on sales of investments-marketable
       securities                                             --              63
      Holding losses-marketable securities                    --               1
      Amortization of deferred loan costs and
       beneficial conversion feature                          21              --
      Decrease in deferred tax asset                          --             116
      Decrease in deferred tax liability                      --            (116)
  Changes in assets and liabilities:
   (Increase) decrease in assets:
      Accounts receivable-trade                             (276)           (165)
      Other current assets                                   (99)             (3)
    Increase (decrease) in liabilities:
      Accounts payable                                     1,945             228
      Accrued expenses                                        --             152
                                                    ------------    ------------
  Net cash provided by operating activities                1,557             531
                                                    ------------    ------------

Cash Flows From Investing Activities:
    Decrease in related party accounts                        (2)            (70)
    Capital expenditures for oil and gas property         (5,591)            (86)
    Deposits for property acquisitions                    (5,536)             --
    Expenditures for other property and assets               (50)           (148)
    Purchase of marketable securities                       (397)             --
    Collection of notes receivable                           981              --
    Deposits for bond collateral                            (262)             --
    Proceeds from sale of marketable securities               --             129
                                                    ------------    ------------
  Net cash used in investing activities                  (10,857)           (175)
                                                    ------------    ------------

Cash Flows From Financing Activities:
    Proceeds from notes payable                            6,036              --
    Proceeds from long-term debt                              --             120
    Payments on long term debt                               (95)           (423)
    Payments on notes payable                               (152)             --
    Payment on long term liabilities                          --             (19)
    Sale of Common Stock                                   3,197              --
                                                    ------------    ------------
  Net cash provided by (used in)
    financing activities                                   8,986            (322)
                                                    ------------    ------------

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

                                                                               2005            2004
                                                                          ------------    ------------
  Net (decrease) increase in cash                                                 (314)             34
  Cash, beginning of period                                                      1,805              35
                                                                          ------------    ------------
  Cash, end of period                                                     $      1,491    $         69
                                                                          ============    ============

Supplemental disclosure of cash flow information:

Interest paid                                                             $         96    $         67
                                                                          ============    ============
Taxes paid                                                                $         --    $         --
                                                                          ============    ============

Supplemental disclosure of non-cash financing and investing activities:

Common Stock issued in settlement of liabilities                          $        286    $         30
                                                                          ============    ============

Common Stock issued for conversion of
 promissory note                                                          $         30    $         --
                                                                          ============    ============

Paid in capital provided as equity component of
 debt financing                                                           $         --    $         21
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

MAJOR CUSTOMERS

One customer accounted for 65% of the Company's oil and gas sales for the three months ended March 31, 2005, and two customers accounted for 56% and 33%, respectively, of the Company's oil and gas sales for the three months ended March 31, 2004. Three customers accounted for 27%, 12% and 11%, respectively, of the Company's accounts receivable at March 31, 2005.

OIL AND GAS PROPERTY

During the quarter ended March 31, 2005, the Company incurred expenditures of approximately $5.6 million in its oil and gas acquisition, exploration and development activities. Of this amount, $5.1 million was attributable to the drilling of an exploratory well in Outer Continental Shelf ("OCS") Galveston Block 297. At March 31, 2005, drilling operations were still in progress on the well. The cost incurred as of March 31, 2005, was excluded from the full cost pool for purposes of determining cost depletion for the current period as the outcome of the drilling activity was not known (see Note 6 - Subsequent Events).

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

On February 7, 2005, the Company executed an Amended Memorandum of Terms with an unrelated private investor (the "Investor") that provided the terms whereby the Investor would invest up to $7.5 million in oil and gas property interests owned by the Company. The properties effected by the transaction included three wells in the Company-operated Brazos Field in the Texas Gulf Coast, the exploratory well at OCS Galveston Block 297 and a pending acquisition of producing properties in OCS High Island Block 196. In addition, the Investor holds an option to participate in a planned workover on a well in the Brazos Field, and agreed to fund future capital requirements for the applicable properties in amounts and at times determined by mutual agreement of Capco and the Investor. Closing of the transaction is scheduled to occur at the time that the Investor receives approval to own offshore leases from the Minerals Management Service ("MMS"). In addition to the acquired property interests, the Investor is to receive warrants to purchase shares of the Company's Common Stock. The number of warrants will be determined based on the trading price of the Common Stock at the date of closing.

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

In addition, as described above, a private investor ("Investor") provided funding in the amount of $6.0 million to acquire interests in Company-owned oil and gas producing properties and for an acquisition that closed during the current interim period. This amount, coupled with $0.4 million that had been advanced in December 2004, was documented as a bridge loan at March 31, 2005, pending owner approval by the MMS in order for certain of the acquired property interests to be assigned to the Investor.

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

On March 8, 2005, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of shares authorized to be issued by the Company from 150,000,000 to 500,000,000 shares of Common Stock. The amendment is subject to approval by the Company's shareholders at its annual meeting, scheduled for June 2005.

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

RECLASSIFICATION

Certain amounts have been reclassified in the prior year to be consistent with the classification as of March 31, 2005.

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

The Company further evaluated the exposure relating to the debt guarantees as of December 31, 2003, and determined that there was not sufficient value in the underlying assets such that the Company would, in all likelihood, incur a loss from this disposal. It was estimated that the liabilities which are guaranteed by the Company exceeded the underlying net assets by approximately $333,000. The Company accounted for this deficit by eliminating the deferred gain of $182,000 that was recorded at December 31, 2002, and by recording a charge to year 2003 operations in the amount of $151,000.

The former subsidiary has been in default on the indebtedness since 2003. Remedies available to the lender include declaring the entire note balances, including accrued and unpaid interest, immediately due and payable, foreclosing on the pledged security, which includes land, buildings, and equipment, and collecting on any guarantees.

Discussions have been held with the lender, and in December 2004, the parties entered into a Pay-Off Agreement ("Agreement"), which provided for the following: the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date ("Date of Closing"). Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days. The $1.0 million payment was not made on or before May 31, 2005, and accordingly, the Date of Closing was not extended. As a further condition of the Agreement, the buyer deposited into an escrow account ten million shares of the Company's Common Stock. In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance. In March 2005, proceeds in the amount of $95,000 from the sale of a property were utilized as an additional principal payment to the lender.

NOTE 4 - EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, the number of shares outstanding for the three month period ended March 31, 2005, have been increased for 9,173,333 shares of Common Stock, determined under the "if converted" method, due to the outstanding convertible promissory notes during the period. Under the treasury method of calculating additional shares outstanding, the Company's weighted average shares outstanding for the three month period ended March 31, 2005, would have been increased for 10,320,891 shares of Common Stock if associated stock options and warrants would have had a dilutive effect. Due to the net loss reported by the Company, the effect of including shares attributable to stock options and warrants would have been antidilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average number of shares outstanding for the three month period ended March 31, 2004, have been increased for 6,505,053 shares of Common Stock as associated stock options have a dilutive effect on net income. Additionally, the number of shares outstanding for the three month period ended March 31, 2004, have been increased for 145,055 shares of Common Stock, determined under the "if converted" method, due to the issuance of convertible promissory notes during the period.

NOTE 5 - BUSINESS SEGMENTS

During the three month periods ended March 31, 2005 and 2004, the Company operated in one business segment: acquisition, exploration, development, and production of oil and gas reserves. The Company's headquarters and all of its operations are located in the United States of America. A summary of the Company's revenues and long-lived assets is as follows (in thousands):

                                 Three Months Ended March 31,
                                          2005      2004
                                       -------   -------
Operating revenues                     $ 1,088   $ 1,364
                                       =======   =======

At March 31, 2005:
  Oil and gas properties (net)         $14,412
                                       =======

  Other property and equipment (net)   $   687
                                       =======

NOTE 6 - SUBSEQUENT EVENTS

On May 4, 2005, the Company closed on the acquisition of producing properties located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30. The acquired property interests, with working interests ranging from 14% to 100%, include 11 producing wells and approximately 13,300 gross acres. The contract acquisition price of $20.0 million was reduced to a closing cost of $12.1 million, after adjustment for net revenue credits for the period from the effective date to the closing date and for a cash deposit of $1.0 million paid by the Company. Substantially all of the funds required at closing were paid by the Company's joint venture partner in the acquisition as discussed below.

On May 4, 2005, the Company closed on a joint venture arrangement with Hoactzin Partners, L.P., ("Hoactzin") an oil and gas investment affiliate of New York based investment firm Dolphin Asset Management Corp. The Company contributed to the joint venture the properties acquired in Louisiana that same date, its interests in High Island Block 196 which were acquired in February 2005, a portion of its interests in producing wells in the Brazos Field in Texas state waters, and a portion of its interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date.

Hoactzin had previously provided funding in the amount of $4.9 million for the acquisition of the High Island Block 196 property and had also advanced $1.5 million for the pending acquisition of other property interests from the Company. The total indebtedness of $6.4 million owed by the Company to Hoactzin as of March 31, 2005, was eliminated by the Company's contribution of the underlying property interests to the joint venture.

The joint  venture  arrangement  is  governed  under  the terms of a  Management
Agreement between the parties. Hoactzin will own and retain all cash flow from the properties until their investment is repaid ("Repayment Date"), at which time the Company will receive a management fee equal to 66.7% of the net cash flow from the properties. The Company has the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to the Company at any time after the two-year anniversary of the Repayment Date. The option prices are based on formulas specified in the Management Agreement. As of May 4, 2005, Hoactzin had invested a total of $18.4 million under this arrangement.

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

On May 16, 2005, the Company announced that it had recommended to its joint interest partners in the OCS Galveston Block 297 well that the well be plugged and abandoned. The well had been drilled to its target depth and tested for the presence of hydrocarbons, but in the opinion of management, the test results did not warrant a completion attempt. The total cost of the well at that time approximated $8.9 million, an increase of $3.7 million from the cost incurred as of March 31, 2005. In accordance with the terms of the joint interest participation agreement, Capco received, in May, cash payments in the amount of $1.2 million from certain joint interest partners as reimbursement for a portion of the drilling costs incurred by the Company. Advance payments from other joint interest partners in the amount of $1.5 million that were reported as current liabilities at March 31, 2005, will be reclassified as a reduction against the initial drilling costs incurred by the Company. As a result, the well cost attributable to the Company's ownership interest has increased approximately $0.7 million since March 31, 2005. Capco has also notified its insurance carrier that it intends to file a claim in the amount of approximately $5.0 million for recovery of certain costs incurred as a result of the events that caused the well to be sidetracked and re-drilled. Any insurance proceeds received by Capco will reduce the Company's net cost of the well and will be used for working capital, although it is not known at this time if the claim will be sustained, or in what amount.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO MARCH 31, 2004

Capco's revenues from oil and gas sales were $.8 million in 2005 compared to $1.3 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $30.77 in 2004 to $34.78 in 2005, resulting in an increase in total oil and gas revenue of $0.2 million. A decrease in production volumes from 41,385 BOE in 2004 to 22,900 BOE in 2005 resulted in a decrease in total oil and gas revenue of $0.6 million. This net decrease is due principally to the loss of oil and gas revenue in the amount of $0.8 million attributable to properties located in Alabama, Louisiana, Michigan and Montana that were sold by the Company in the last quarter of year 2004. Increases in production volumes and prices on the Brazos Field located in offshore Matagorda County, Texas resulted in an increase in oil and gas revenue in 2005 of $0.3 million. Revenues from gas gathering, marketing and processing and oil field services increased from $0.1 million in 2004 to $0.3 million in 2005, due to an increase in oil field services in the Brazos Field.

Capco's oil and gas production lifting costs were $0.4 million in both 2005 and 2004. Production taxes were $.1 million in both 2005 and 2004. Gas gathering, marketing and processing costs decreased from $0.2 million in 2004 to $0.1 million in 2005. Operating expenses attributable to the producing properties that were sold in the last quarter of year 2004 amounted to $0.3 million in the first quarter of that year. Operating expenses on the Company's other producing properties increased $0.2 million in 2005 over the same period in 2004 due principally in an increase in production levels at the Company's Brazos Field. Expenses attributable to oil field services increased from $-0- in 2004 to $0.3 million in 2005, due to operations in the Brazos Field. Depreciation, depletion and amortization was $0.4 million in 2005 and $0.2 million in 2004. This change is due principally to the decrease in proved reserves from 3.5 million BOE at January 1, 2004, to 0.9 million BOE at January 1, 2005, as a result of property dispositions and revisions to estimated recoverable reserves at the end of year 2004. General and administrative expenses were $0.3 million in both 2005 and 2004.

Operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil, while operating costs and expenses are not as sensitive to changes in price; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

Interest expense increased to $0.1 million in 2005 from $67,000 in 2004, due to the private placements of convertible notes payable in the total amount of $1.7 million that closed in June and September 2004, and the issuance of long-term debt in the amount of $1.0 million in December 2004.

Capco's production, revenue and operating expenses decreased significantly in year 2005 from the same period in 2004 due to the sale of non-operated properties in the last quarter of year 2004. However, the Company's available cash flow was not significantly affected by these dispositions as most of the net cash flow from the properties was utilized for debt service. At the time of sale, the significant property interests were burdened by debt in the amount of $3.1 million. It was estimated at that time that the debt would not be fully paid until mid-year 2007.

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

On May 4, 2005, the Company closed on a joint venture arrangement with Hoactzin Partners, L.P., ("Hoactzin") an oil and gas investment affiliate of New York based investment firm Dolphin Asset Management Corp. The Company contributed to the joint venture the properties acquired in Louisiana that same date, its interests in High Island Block 196 which were acquired in February 2005, a portion of its interests in producing wells in the Brazos Field in Texas state waters, and a portion of its interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date.

Hoactzin had previously provided funding in the amount of $4.9 million for the acquisition of the High Island Block 196 property and had also advanced $1.5 million for the pending acquisition of other property interests from the Company. The total indebtedness of $6.4 million owed by the Company to Hoactzin as of March 31, 2005, was eliminated by the Company's contribution of the underlying property interests to the joint venture.

The joint  venture  arrangement  is  governed  under  the terms of a  Management
Agreement between the parties. Hoactzin will own and retain all cash flow from the properties until their investment is repaid ("Repayment Date"), at which time the Company will receive a management fee equal to 66.7% of the net cash flow from the properties. The Company has the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to the Company at any time after the two-year anniversary of the Repayment Date. The option prices are based on formulas specified in the Management Agreement. As of May 4, 2005, Hoactzin had invested a total of $18.4 million under this arrangement.

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

On February 3, 2005, drilling operations had commenced on an exploratory well at Outer Continental Shelf ("OCS") Galveston Block 297. Capco is the operator of the well which was targeted for a total drilled depth of not more than 13,500 feet. On April 12, 2005, the Company announced that due to encountering excessive gas pressures at a depth of approximately 13,350 feet, the decision was made to sidetrack from the existing well bore and re-drill the well from a depth of approximately 8,500 feet to the target depth. On May 16, 2005, the Company announced that it had recommended to its joint interest partners that the well be plugged and abandoned. The well had been drilled to its target depth and tested for the presence of hydrocarbons, but in the opinion of management, the test results did not warrant a completion attempt. The total cost of the well at that time approximated $8.9 million, an increase of $3.7 million from the cost incurred as of March 31, 2005. In accordance with the terms of the joint interest participation agreement, Capco received, in May, cash payments in the amount of $1.2 million from certain joint interest partners as reimbursement for a portion of the drilling costs incurred by the Company. Advance payments from other joint interest partners in the amount of $1.5 million that were reported as current liabilities at March 31, 2005, will be reclassified as a reduction against the initial drilling costs incurred by the Company. As a result, the well cost attributable to the Company's ownership interest has increased approximately $0.7 million since March 31, 2005. Capco has also notified its insurance carrier that it intends to file a claim in the amount of approximately $5.0 million for recovery of certain costs incurred as a result of the events that caused the well to be sidetracked and re-drilled. Any insurance proceeds received by Capco will reduce the Company's net cost of the well and will be used for working capital, although it is not known at this time if the claim will be sustained, or in what amount.

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

Net cash used in investing activities totaled $10.9 million for the three months ended March 31, 2005, compared to cash used in investing activities of $0.2 million for the three months ended March 31, 2004. Proceeds from the collection of notes receivable in the amount of $1.0 million was the source of cash inflow in 2005. Expenditures for oil and gas property, including $5.1 million on the drilling of the OCS Galveston Block 297 well, amounted to $5.6 million. An additional $5.5 million was expended as deposits for oil and gas property acquisitions, including $4.5 million for the OCS High Island 196 property and $1.0 million for a pending acquisition in offshore Louisiana. Excess cash deposits in the amount of $0.4 million were invested in marketable securities and $0.3 million was deposited as cash collateral with the Company's surety company in connection with the issuance of bonds for the OCS Galveston Block 297 well. Proceeds from the sale of marketable securities in the amount of $0.1 million were the principal cash source in 2004. Expenditures for oil and gas property and other assets totaled $0.2 million, and payments to reduce amounts owed to related parties totaled $0.1 million in 2004.

Net cash provided by financing activities totaled $9.0 million for the three months ended March 31, 2005, and net cash used in financing activities totaled $0.3 million for the three months ended March 31, 2004. Proceeds in the amount of $6.0 million were received from the placement of notes payable and private placements of the Company's Common Stock provided a cash source of $3.2 million in 2005. Payments on notes payable and long-term debt resulted in a cash outflow of $0.2 million in 2005. Proceeds from the issuance of convertible promissory notes provided a cash source in the amount of $0.1 million in 2004. Payments on long-term debt resulted in a cash outflow of $0.4 million in 2004.

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

The Company disposed of its equity ownership in Enterprise and subsidiaries during the year 2003, but remained as guarantor of certain indebtedness incurred by those business interests prior to the date of sale by Capco. As of March 31, 2005, Capco was the guarantor of approximately $1.1 million of obligations for trade accounts, real estate and equipment purchases and leases owed by Enterprise. The obligations are being serviced by Enterprise, and Capco believes that there is sufficient underlying collateral value in the related assets to significantly reduce the exposure of loss to the Company. Capco is also the guarantor of indebtedness issued to one lender by Graves, a former subsidiary of Enterprise, in the original amount of $3.9 million. Graves is owned by Capco's Chief Executive Officer. In December 2004, a Pay-Off Agreement ("Agreement") was negotiated with the lender, which provided for the following: the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date ("Date of Closing"). Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days. The $1.0 million payment was not made on or before May 31, 2005, and accordingly, the Date of Closing was not extended. As a further condition of the Agreement, Graves deposited into an escrow account ten million shares of the Company's Common Stock. In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance. In March
2005, proceeds in the amount of $95,000 from the sale of a property were utilized as an additional principal payment to the lender. At this time Capco believes that the indebtedness will be satisfied in accordance with the terms of the Agreement and that the Company will not incur any loss attributable to the guarantee.

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

                                    CAPCO ENERGY, INC.

Dated: June 13, 2005                By: /s/ Ilyas Chaudhary
                                        ------------------------------------
                                    Ilyas Chaudhary, Chief Executive Officer