Form 10QSB
period 2005-06-30
CAPCO ENERGY INC
filed 2007-03-14
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from _______, 20___ to _______, 20___.

Commission File Number: 0-10157

CAPCO ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

COLORADO	84-0846529
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

1800 WEST LOOP SOUTH, SUITE 1950
HOUSTON, TEXAS 77027
Address of Principal Executive Offices

(713) 622-5550
(Registrant's Telephone Number, Including Area Code)

5555 SAN FELIPE, SUITE 725
HOUSTON, TEXAS 77056
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of December 31, 2006, 165,658,701 shares of the Registrant’s $.001 par value Common Stock were outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CAPCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 and DECEMBER 31, 2004
(Unaudited)

ASSETS
(Dollars in Thousands)

	June 30,	December 31,
	2005	2004
Current Assets:
Cash	$215	$1,805
Accounts receivable-trade, net of allowance of $46 and $45, respectively	841	482
Notes receivable, including a related party	—	981
Deferred tax asset	27	27
Prepaid expenses, deposits, and other current assets	187	538

Total Current Assets	1,270	3,833

Oil and gas properties, using full cost accounting, less accumulated depreciation and depletion of $2,480 and $1,727, respectively	15,713	9,197

Other Assets:
Assets attributable to businesses under contract for sale	4,063	4,063
Other property, less accumulated depreciation of $100 and $70, respectively	1,020	649
Accounts receivable, related parties	15	14
Cost of financing under management agreement	9,283	—
Bond deposits	2,790	292
Other assets	345	52

Total Assets	$34,499	$18,100

The accompanying notes are an integral part of the consolidated financial statements.

CAPCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
JUNE 30, 2005 and DECEMBER 31, 2004
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	June 30,	December 31,
	2005	2004
Current Liabilities:
Accounts payable, trade	$5,038	$1,330
Current maturities, long-term debt, including a related party	731	637
Notes payable	128	762
Accrued expenses	350	1,174
Total Current Liabilities	6,247	3,903

Non-current Liabilities:
Accounts payable, related parties	196	—
Long term debt, less current maturities	122	515
Convertible promissory notes, net	1,542	1,516
Long term liabilities	361	361
Asset retirement obligations	2,240	2,193
Deferred tax liability	27	27
Total Non-current Liabilities	4,488	4,612

Liabilities attributable to businesses under contract for sale	4,346	4,346
Total Liabilities	15,081	12,861

Commitments and Contingencies	—	—

Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; 118,728,477 and 101,203,476 shares issued, respectively	119	101
Additional paid in capital	18,746	3,074
Treasury stock, 1,267,708 shares, at cost	(138)	(138)
Retained earnings	691	2,202
Total Stockholders' Equity	19,418	5,239

Total Liabilities and Stockholders' Equity	$34,499	$18,100

The accompanying notes are an integral part of the consolidated financial statements.

CAPCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating revenues
Oil and gas sales	$720	$1,083	$1,516	$2,357
Gas gathering marketing and processing	—	58	—	119
Oil field services	192	52	484	81
Total operating revenues	912	1,193	2,000	2,557

Operating costs and expenses
Oil and gas production lifting costs	464	233	835	644
Production taxes	49	115	100	254
Gas gathering, marketing and processing costs	43	231	95	383
Oil field services	121	—	386	—
Depreciation, depletion and amortization	419	146	831	313
General and administrative	804	229	1,094	508
Total operating costs and expenses	1,900	954	3,341	2,102
Operating (loss) profit	(988)	239	(1,341)	455

Other Income (Expenses):
Interest income	—	3	11	6
Interest expense	(98)	(88)	(202)	(155)
Losses on sales of investments- marketable securities	(9)	—	(9)	(63)
Holding losses-marketable securities	—	—	—	(1)
Other	30	—	30	—
Net (loss) income	$(1,065)	$154	$(1,511)	$242
Earnings per share-basic:
Net (loss) income	$(0.01)	$—	$(0.01)	$—
Earnings per share-diluted:
Net (loss) income	$(0.01)	$—	$(0.01)	$—
Weighted average common share and common share equivalents:
Basic	115,381,821	95,082,059	109,151,072	94,968,894
Diluted	115,381,821	106,538,503	109,151,072	102,474,786

The accompanying notes are an integral part of the consolidated financial statements.

CAPCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Dollars in Thousands)

	2005	2004

Cash Flows From Operating Activities:
Net (loss) income	$(1,511)	$242
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, and amortization	831	313
Accretion of debt discount	42	—
Losses on sales of investments-marketable securities	9	63
Holding losses-marketable securities	—	1
Decrease in deferred tax asset	—	52
Decrease in deferred tax liability	—	(52)
Changes in assets and liabilities:
Accounts receivable-trade	(359)	(170)
Other assets	1	—
Other current assets	(49)	—
Accounts payable and accrued expenses	3,263	458

Net cash provided by operating activities	2,227	907

Cash Flows From Investing Activities:
Purchase of fixed assets	(401)	(175)
Collection of notes receivable	981	—
Funding of bond collateral	(498)	—
Cost of investing under management agreement	(1,124)	—
Proceeds from sales of interest in management agreement	700	—
Proceeds from sale of oil and gas property	500	—
Increase (decrease) in related party accounts	191	(203)
Increase in other assets	(250)	(8)
Capital expenditures for oil and gas property	(7,769)	(638)
Purchase of marketable securities	(398)	—
Proceeds from sale of marketable securities	389	129

Net cash used in investing activities	(7,679)	(895)

(Continued on next page)
The accompanying notes are an integral part of the consolidated financial statements.

CAPCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Dollars in Thousands)
(continued)

	2005	2004
Cash Flows From Financing Activities:
Proceeds from debt	$—	$1,050
Increase in other assets	—	(47)
Payments on debt	(533)	(727)
Proceeds from exercise of options	42	—
Sale of Common Stock	4,353	3
Purchase of Common Stock	—	(4)

Net cash provided by financing activities	3,862	275

Net (decrease) increase in cash	(1,590)	287
Cash, beginning of period	1,805	35

Cash, end of period	$215	$322

Supplemental disclosure of cash flow information:

Interest paid	$149	$140
Taxes paid	$—	$—

Supplemental disclosure of non-cash financing and investing activities:

Common Stock issued in settlement of liabilities	$375	$30
Common Stock issued for conversions of promissory notes	$60	$—
Note payable settled in connection with transfer of oil and gas property interest	$400	$—
Cost of warrants issued in connection with management agreement	$10,859	$—
Paid in capital provided as equity component of debt financing	$—	$30

The accompanying notes are an integral part of the consolidated financial statements.

CAPCO ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or “the Company") is an independent energy company engaged primarily in the acquisition, exploration, development, production and sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States of America. Effective December 31, 2003, the Company divested of its oil and gas interests in Canada which were not significant to either consolidated financial position or consolidated results of operations. Capco's operations consist of one segment of business, oil and gas production. The principal executive offices of the Company are located at 1800 West Loop South, Suite 1950, Houston, Texas 77027. The Company was incorporated as Alfa Resources, Inc., a Colorado corporation, on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

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

BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004, filed with the Company's Form 10-KSB.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Capco and its wholly owned subsidiaries. All references herein to Capco or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's significant subsidiaries in the year 2005 include Capco Offshore, Inc., Capco Operating Corporation and Packard Gas Company.

Effective April 1, 2005, the Company divested its 80% equity interest in Bison Energy Company (“Bison”) that was acquired from a director of the Company during 2004, by selling the interest to the director for the Company’s original investment. Bison is the owner of an oil property in the state of Wyoming. Operations from the property resulted in cumulative losses in the amount of $29,000 since the date of acquisition. Capco recorded a gain in the amount of $29,000 in the current interim period as a result of the disposition. Funding provided to Bison by Capco in 2004 of $50,000 that had previously been accounted for as an advance to Bison was reclassified as a payment against long-term debt owed to the director.

MAJOR CUSTOMERS

One customer accounted for 63% of the Company's oil and gas sales for the three months ended June 30, 2005, and two customers accounted for 59% and 26%, respectively, of the Company's oil and gas sales for the three months ended June 30, 2004. One customer accounted for 64% of the Company's oil and gas sales for the six months ended June 30, 2005, and two customers accounted for 57% and 29%, respectively, of the Company's oil and gas sales for the six months ended June 30, 2004. Three customers accounted for 28%, 13% and 13%, respectively, of the Company's accounts receivable at June 30, 2005.

OIL AND GAS PROPERTY

During the six month period ended June 30, 2005, the Company incurred net expenditures of approximately $7.3 million in its oil and gas acquisition, exploration and development activities. Of this amount, $6.8 million was attributable to the drilling of an exploratory well in Outer Continental Shelf (“OCS”) Galveston Block 297. Gross expenditures incurred by the Company on this well totaled $9.6 million and were reduced by proceeds in the amount of $2.8 million received from other participants in the drilling venture. The well was drilled to its target depth and tested for the presence of hydrocarbons, but in the opinion of management and the other participants, the test results did not warrant a completion attempt, and the well was plugged and abandoned.

The Company also incurred expenditures of $0.3 million in connection with the development of properties located in Creek County, Oklahoma during the six month period ended June 30, 2005. Under the terms of the purchase agreement for these properties the Company is obligated to expend an additional $0.3 million over a specified period of time to earn its entire working interest in the properties.

Included in the net expenditures incurred by the Company during the six month period ended June 30, 2005, are proceeds in the amount of $0.5 million which the Company received for the sale of a portion of its working interest ownership in two producing wells in the Brazos Field property that were conveyed to a third party as discussed below. The sales proceeds were credited against the Company’s basis in oil and gas properties. No gain or loss was recognized from the sale as the disposition represented approximately 5% of the Company’s proved reserves at the time of sale.

COST OF FINANCING UNDER MANAGEMENT AGREEMENT

On May 4, 2005, the Company closed on a Purchase and Sale Agreement and a Management Agreement (“Agreement”) with Hoactzin Partners, L.P. (“Hoactzin”), an oil and gas investment affiliate of the New York based investment firm, Dolphin Asset Management Corp. The Company sold to Hoactzin its interests in High Island Block 196 which were acquired in February 2005, a portion of its interests in two producing wells and one idle well in the Brazos Field in Texas state waters, and a portion of its interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date. The sale also included working interests ranging from 14% to 100% in 11 producing wells situated on approximately 13,300 gross acres located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30. The contract acquisition price of $20.0 million, plus a production payment of $1.0 million, was reduced to a closing cost of $12.1 million, after adjustment for net revenue credits for the period from the effective date to the closing date and for a cash deposit of $1.0 million paid by the Company. Hoactzin paid all of the funds required at closing, except for $0.1 million that was paid by the Company. The production payment is to be paid from 25% of the revenue produced by the acquired property interests once payout of the initial acquisition cost of $20.0 million has occurred.

In addition to $0.4 million loaned by Hoactzin in 2004, Hoactzin provided funding during the six months ended June 30, 2005 in the amount of $4.5 million for the acquisition of the High Island Block 196 property. Included in this amount was $2.0 million that was deposited with Capco’s surety company as collateral for bonds that were posted with the Minerals Management Service. Hoactzin also advanced $1.5 million for the pending acquisition from the Company of working interests in three wells in the Brazos Field and the well being drilling in the OCS Galveston Block 297. The total current proceeds of $6.0 million, plus $0.4 million funded in 2004, were reported by the Company as a note payable for a portion of the six month period ended June 30, 2005, until Hoactzin received owner approval from the Minerals Management Service and the Company assigned the property interests to Hoactzin as full consideration of the $6.4 million in loan proceeds. This transaction resulted in a non-cash adjustment of $0.4 million as the debt extinguishment did not require the use of Company funds.

The Agreement is governed under the terms of a Management Agreement between the parties. Hoactzin owns title to the properties and retains all cash flow from the properties until their investment, including a return of 8% on the invested funds, is repaid (“Repayment Date”), at which time the Company will receive a management fee equal to 66.7% of the net cash flow from the properties. The Company has the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to the Company at any time after the two-year anniversary of the Repayment Date. The option prices are based on formulas specified in the Management Agreement.

In connection with the acquisition of the Chandeleur Area properties, the Company secured participation from two outside investors. Proceeds from these investors totaling $0.7 million were used by Capco to fund a portion of the $1.1 million that the Company contributed to the total acquisition cost of these properties, and were recorded as a reduction of the Company’s basis in the Agreement. For the consideration paid to Capco, the investors received a total of 5.5% of Capco’s rights and title to the Chandeleur Area properties. The amount paid to the Company by the investors is to be repaid over a period of twelve months, beginning July 1, 2005, at the rate of $66,000 per month. At the end of that period, the investors’ accounts will be adjusted to reflect any difference between the cash distributions paid during the period and actual cash flow from the properties attributable to the 5.5% interest, with a settlement of funds either due to, or from, the investors. In addition, effective July 1, 2006, the investors will begin to receive payments equal to 5.5% of actual net cash flow from the Chandeleur Area properties.

At the closing of the Agreement with Hoactzin, the Company issued a series of common stock purchase warrants (“Warrants”) to Hoactzin. The Warrants are exercisable into a total of 24,226,181 shares of the Company’s Common Stock at initial exercise prices ranging from $0.176 to $0.30, subject to adjustments pursuant to the anti-dilution provisions set forth in the Warrants, and expire five (5) years from date of issue. The Warrants may be exercised upon payment of cash, exchanged for the Company’s Common Stock, or applied as a credit against the Aggregate Investment Amount, as that term is defined in the agreements. Using the Black-Scholes pricing model with a Common Stock price of $0.50, which was the closing price on the grant date of the Warrants, it was determined that the Warrants had a fair value of $10.8 million. This amount has been accounted for as Cost of Financing Under Management Agreement for obtaining the management fee as provided for in the Management Agreement, with a corresponding increase to the Company’s paid in capital account. The $2.0 million cash deposit with the Company’s surety company was allocated from this amount to be reported by the Company with other similar cash deposits. Cash payments in the total amount of $1.1 million contributed to the management agreement by the Company in connection with the acquisition of the Chandeleur Area properties have also been accounted for as Cost of Financing Under Management Agreement.

During the period from closing of the Agreement in May 2005 to June 30, 2005, Hoactzin expended an additional $67,000. These expenditures resulted in a grant of 111,304 Warrants with a calculated fair value, using the Black Scholes pricing model, of $22,900. This amount has been accounted for as Cost of Financing Under Management Agreement, with a corresponding increase to the Company’s paid in capital account.

The net cost of $9.3 million, including reduction for the proceeds received from the two investors discussed above, is carried on the Company’s balance sheet at cost, to be reduced by amortization once the venture has achieved payout and management fee payments are initiated. The Company will periodically assess the carrying value of the Cost of Financing Under Management Agreement for possible impairment. In management’s opinion, no impairment existed as of June 30, 2005. In the event that the Company elects to exercise its option to acquire property interests from Hoactzin (one year following Repayment Date), the carrying value of the Cost of Financing Under Management Agreement will be considered to be a cost of the acquisition and reclassified to the oil and gas property full cost pool account.

NOTES PAYABLE AND LONG-TERM DEBT

The Company retired a total of $0.5 million of notes payable and long-term debt during the six month period ended June 30, 2005. Additionally, convertible notes in the amount of $60,000 were cancelled in exchange for the issuance of Common Stock during the period, and a note payable in the amount of $0.4 million was cancelled in exchange for the conveyance of property interests to the lender.

COMMON STOCK

The Company had the following equity transactions during the six month period ended June 30, 2005:

The Company issued 1,074,286 shares of restricted Common Stock to settle liabilities reported as of the end of the prior fiscal year in the total amount of $0.2 million. Included in these amounts were 1.0 million shares issued in settlement of an obligation for the acquisition of a property at a recorded cost of $0.2 million.

The Company issued 925,715 shares of Common Stock under its 1999 Incentive Option Plan for compensation in the amount of $0.2 million, which had been reported as a liability as of the end of the prior fiscal year.

The Company issued 225,000 shares of Common Stock upon the exercise of options, realizing proceeds of $42,000.

The Company issued 300,000 shares of restricted Common Stock upon the elections by holders of convertible promissory notes in the total amount of $60,000, to convert the notes into Common Stock.

The Company issued 1.0 million shares of restricted Common Stock to an individual, realizing proceeds of $0.2 million.

On March 10, 2005, and again on May 10, 2005, the Company entered into Securities Purchase Agreements with certain accredited investors with respect to private placements under Regulation D, issuing 10.0 million and 4.0 million shares of restricted Common Stock, respectively, and warrants for 5.0 million and 2.0 million shares of Common Stock, respectively, for proceeds of $3.0 million and $1.2 million, respectively. The warrants are exercisable for a period of five years from date of issue at a price of $0.45 per share of Common Stock. No underwriter discounts or commissions were paid in connection with the transactions.

On June 15, 2005, the Company’s shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of shares authorized to be issued by the Company from 150,000,000 to 500,000,000 shares of Common Stock.

STOCK BASED COMPENSATION

During the quarter ended June 30, 2005, the Company granted to an employee and directors options to acquire 1.3 million shares of Common Stock at an exercise price of $0.22, which price was equal to the market price on the date of grant. The options were fully vested on the grant date and are exercisable over a period of time ranging from one to five years from date of grant. Any unexercised options remaining at the end of the respective exercise periods will expire. Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS 123, the Company's net (loss) income for the three and six month periods ended June 30, 2005 and 2004, would have been adjusted to the pro forma amounts indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(1,065)	$154	$(1,511)	$242
Compensation reported under APB 25	—	—	—	—
Compensation recognized under SFAS 123	(261)	(30)	(261)	(30)
Proforma net (loss) income	$(1,326)	$124	$(1,772)	$212

During the quarter ended June 30, 2004, the Company granted to an employee 500,000 options to acquire Common Stock at an exercise price of $0.20, which price was in excess of market price on the date of grant. The options vested on September 30, 2004, and were exercisable over a period of three years from that date.

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions used for the grants in 2005 and 2004: no dividends; expected lives ranging from 1.0 year to 5.0 years; expected volatility ranging from 217% to 246%; and risk free rates of return ranging from 3.74% to 3.90%. The weighted average fair value of the purchase rights granted in 2005 and 2004 ranged from $0.18 to $0.20.

RELATED PARTY TRANSACTIONS

Effective April 1, 2005, the Company divested its 80% equity interest in Bison Energy Company (“Bison”) that was acquired from a Director of the Company during 2004, by selling the interest to the Director for the Company’s original investment. Bison is the owner of an oil property in the state of Wyoming. Operations from the property resulted in cumulative losses in the amount of $29,000 since the date of acquisition. Capco recorded a gain in the amount of $29,000 in the current interim period as a result of the disposition. Funding provided to Bison by Capco in 2004 of $50,000 that had previously been accounted for as an advance to Bison was reclassified as a payment against long-term debt owed to the Director.

During the quarter ended June 30, 2005, the Company engaged in certain transactions with its Chief Executive Officer (“CEO”). The Board of Directors authorized a bonus in the amount of $108,000, which amount had previously been deferred as prepaid compensation as of December 31, 2004. In May 2005, the CEO advanced $125,000 to Company that had not been repaid as of June 30, 2005. In addition, compensation amounts due to the CEO exceeded interim payments in the total amount of $70,000. As a result of these transactions, a total of $195,000 was owed to the CEO as of June 30, 2005, and is reported as a non-current liability in the Company’s balance sheet as of that date.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of SFAS 123(R) would be similar to the Company’s calculation of the pro forma impact on results of operations included above.

Capco does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial positions or cash flows.

NOTE 2 – DISCONTINUED OPERATIONS

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

The Company is guarantor of certain obligations of Enterprises and its subsidiaries in the aggregate amount of $0.9 million at June 30, 2005. The obligations consist of vendor trade accounts, and real estate and equipment purchases. Management believes that there is sufficient underlying collateral value in the related assets to significantly reduce the potential loss, if any, to the Company.

NOTE 3 – EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, the number of shares outstanding for the three and six month periods ended June 30, 2005, have been increased for 9,154,813 and 9,235,673 shares of Common Stock, respectively, determined under the “if converted” method, due to the outstanding convertible promissory notes during the respective periods. Under the treasury method of calculating additional shares outstanding, the Company's weighted average shares outstanding for the three and six month periods ended June 30, 2005, would have been increased for 11,223,602 and 10,776,259 shares of Common Stock, respectively, if associated stock options and warrants would have had a dilutive effect. Due to the net losses reported by the Company for each period, the effect of including shares attributable to stock options and warrants would have been antidilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average number of shares outstanding for the three and six month periods ended June 30, 2004, have each been increased for 6,206,444 shares of Common Stock as associated stock options have a dilutive effect on net income. Additionally, the number of shares outstanding for the three and six month periods ended June 30, 2004, have been increased for 5,250,000 and 1,299,448 shares of Common Stock, respectively, determined under the “if converted” method, due to the issuance of convertible promissory notes during the three-month period ended June 30, 2004.

NOTE 4 – SUBSEQUENT EVENTS

Effective July 1, 2005, the Company entered into a consulting agreement with Domain Energy Partners, LP (“DEP”), whereby DEP will provide advisory services to the company related to investment opportunities and asset development including well design and well evaluation. In connection with the agreement DEP received an option to acquire up to 2,000,000 shares of the Company’s common stock at $0.27 per share. The option is exercisable anytime from May 1, 2006 to May 31, 2009.

On August 8, 2005, the adjuster reviewing the Company’s claim for reimbursement of control of well costs incurred in the drilling of the Galveston Block 297 well submitted his report to the insurance carrier. In November the Company received $3.2 million for the claim.

On September 2, 2005, the Company executed a Purchase and Sale Agreement in the amount of $2.5 million for the acquisition of producing oil wells located in Orange County, Texas. Hoactzin provided funding for a deposit in the amount of $500,000 that was placed with the seller, subject to the terms of an interim financing agreement. The acquisition closed on November 30, 2005. At that time, Hoactzin funded the remaining acquisition cost of $2.1 million and the entire property interests were conveyed to Hoactzin. The interim financing agreement was cancelled. The expenditures resulted in grants of 5,130,443 Warrants with a calculated fair value, using the Black Scholes pricing model, of $0.9 million. This amount has been accounted for as Cost of Financing under Management Agreement, with a corresponding increase to our paid in capital account. The Warrants have an exercise price of $0.195, and expire five years from date of issue.

Effective October 1, 2005, the Company executed a Funding Agreement (“Agreement”) with Domain Development Partners I, LP (“Domain”), providing for the development of idle wells in the Company’s Brazos area. Under the terms of the Agreement, Domain would provide funding to pay for the Company’s portion of costs to rework as many as fifteen idle wells in an attempt to restore the wells to production. Domain’s only recourse for repayment of the funds expended is the revenue that results from such rework activities. Domain will receive 70% of Capco’s revenue interest in the wells until such time that Domain has received reimbursement for 150% of its expended cost, at which time Domain’s interest in Capco’s revenue will decrease to 35%. Following recovery of 200% of its expended cost, Domain will cease to have an interest in the wells. In connection with this transaction Capco issued warrants to Domain to acquire, for a period of two years, up to 5.0 million shares of Common Stock at a price of $0.175 per share. Using the Black-Scholes method of valuation, the warrants had a fair value of $0.4 million, which cost has been included in the Company’s full cost pool with a corresponding credit to paid in capital. As of December 31, 2005, rework activities had commenced on two wells at a cost of approximately $0.2 million. Domain had advanced funds in the amount of $0.2 million to pay such costs.

In October 2005, the parties achieved a restructuring of the indebtedness related to the business under contract for sale that provided for the removal of Capco’s debt guarantee, although Capco is a party to an indemnification agreement that survived the settlement. Pursuant to the terms of the indemnification agreement, Capco’s liability for the items covered by the indemnification is limited to $0.3 million. For its part in the restructuring Capco agreed to fund a total of $0.3 million to be applied to the outstanding indebtedness. Of this amount, $0.2 million was paid in December 2005, and $0.1 million was paid in January 2006. Capco also granted 1.9 million warrants to Hoactzin as consideration for its participation in the refinancing of the indebtedness. Using the Black Scholes pricing model, the warrants had a fair value of $0.3 million. This cost has been charged to operations by Capco, with a corresponding increase to paid in capital. The warrants are exercisable for a period of five years with an exercise price of $0.195 per share.

As of December 31, 2005, Hoactzin had expended a total of $21.2 million under the Agreement. Interest earned on invested funds totaled $0.8 million, and distributions of net cash flow to Hoactzin amounted to $11.4 million, resulting in a remaining investment balance of $10.6 million. For the period from January 1, 2006, to June 16, 2006, Hoactzin made expenditures in the amount of $9.3 million, which included posted interest accruals of $0.2 million and received distributions in the total amount of $8.6 million. There remained $11.5 million to be recovered to achieve payout, which would result in the activation of Capco’s management fee equivalent to two-thirds of the venture’s net cash flow.

On June 2, 2006, Capco executed a Purchase and Sale Agreement with Tana Exploration Company LLC in the amount of $83.0 million for the acquisition of oil and gas properties located in Federal waters in the Gulf of Mexico. An acquisition deposit in the amount of $8.3 million was provided by Hoactzin, which increased their investment amount. Closing of the acquisition took place on August 31, 2006. The closing cost was funded by Union Bank of California, N.A., Hoactzin, third party industry partners, production revenue credits and the Company’s major shareholders. The Company initially retained a 75% working interest in the acquired interests; however, the interest may reduce to 25% after giving effect to certain obligations including the Company’s election to convert Hoactzin’s participation to a working interest in the properties.

In connection with this acquisition, the Company terminated its funding agreement with Domain Development Partners I, LP by a cash payment of $1.3 million to Domain.

Effective June 30, 2006, the Company sold its membership interests in Capco Marine LLC and Midway Sunset LLC to an entity managed by a shareholder of the Company. Total consideration of $1.5 million consisted of $0.3 million cash, the assumption of Company liabilities in the amount of $0.2 million, and a note receivable in the amount of $1.0 million. The note bears interest at the rate of 10% per annum and matures for payment on November 30, 2006.

On June 30, 2006, the Company received $1.3 million from a warrant holder who tendered 13,333,333 Warrants in exchange for 9.0 million shares of fully paid Common Stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005, COMPARED TO JUNE 30, 2004

Capco's revenues from oil and gas sales were $0.7 million in 2005 compared to $1.1 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $33.12 in 2004 to $41.80 in 2005, resulting in an increase in total revenue of $0.3 million. A decrease in production volumes from 32,715 BOE in 2004 to 17,219 BOE in 2005 resulted in a decrease in total revenue of $0.6 million. This net decrease is due principally to the loss of revenue in the amount of $0.8 million attributable to properties located in Alabama, Louisiana, Michigan and Montana that were sold by the Company in the last quarter of year 2004. An increase in production volumes from the Brazos Field located in offshore Matagorda County, Texas resulted in an increase in revenue of $0.3 million in 2005. The increase in revenues from the Brazos Field was after reduction for the sale by the Company of a portion of its working interest in two producing wells that closed on May 4, 2005. For the two-month period ended June 30, 2005, the Company’s production and revenue were reduced by 36,000 mcf and $0.2 million, respectively. Capco’s revenues from gas gathering, marketing, processing and oil field services, increased from $0.1 million in 2004 to $0.2 million in 2005.

Capco's cost of oil and gas production increased from $0.2 million in 2004 to $0.5 million in 2005. Expenses attributable to the producing properties that were sold in the last quarter of 2004 amounted to $0.3 million in 2004. Operating expenses on the Company’s other producing properties increased $0.3 million in 2005 over the same period in 2004 due principally to the increase in production levels at the Company’s Brazos Field and expenses attributable to the two oil producing properties located in Oklahoma that the Company acquired in the fourth quarter of year 2004. Production taxes decreased in 2005 due to lower oil and gas sales. Expenses attributable to gas gathering, marketing, processing and oil field services were $0.2 million in both 2005 and 2004.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

Depreciation, depletion and amortization expense was $0.4 million in 2005 and $0.1 million in 2004. This change is due, in part, to the decrease in proved reserves from 3.5 million BOE at January 1, 2004, to 0.9 million BOE at January 1, 2005, as a result of property dispositions and revisions to estimated recoverable reserves at the end of year 2004. In addition, the depletable basis of the Company’s full cost pool increased from $14.6 million in 2004 to $21.2 million in 2005, due principally to the $6.8 million of expenditures attributable to the drilling of the Outer Continental Shelf (“OCS”) Galveston Block 297 well.

General and administrative expenses increased from $0.2 million in 2004 to $0.8 million in 2005. Included in 2005 expenses is compensation expense of $0.3 million attributable to the Chief Executive Officer’s employment. The expense includes a bonus in the amount of $0.1 million that was authorized in the current period. Additional increases in general and administrative expenses were incurred in 2005 due to an increase in staffing in the Company’s Houston office, and expenses attributable to the office maintained in Tulsa, Oklahoma that was opened in the fourth quarter of 2004.

Interest expense was $0.1 million in both 2005 and 2004. Interest attributable to indebtedness that was retired as of December 31, 2004, amounted to $65,000. Interest attributable to indebtedness that was placed subsequent to June 30, 2004, including convertible notes payable, amounted to $0.1 million.

Capco’s production and revenue decreased significantly in year 2005 from the same period in 2004 due to the sale of non-operated properties in the last quarter of year 2004. However, the Company’s available cash flow was not significantly affected by these dispositions as most of the net cash flow from the properties was utilized for debt service. At the time of sale, the significant property interests were burdened by debt in the amount of $3.1 million. It was estimated at that time that the debt would not be fully paid until mid-year 2007.

SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO JUNE 30, 2004

Capco's revenues from oil and gas sales were $1.5 million in 2005 compared to $2.4 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $31.81 in 2004 to $37.79 in 2005, resulting in an increase in total revenue of $0.4 million. A decrease in production volumes from 74,101 BOE in 2004 to 40,119 BOE in 2005 resulted in a decrease in total revenue of $1.3 million. This net decrease is due principally to the loss of revenue in the amount of $1.6 million attributable to properties located in Alabama, Louisiana, Michigan and Montana that were sold by the Company in the last quarter of 2004. An increase in production volumes from the Brazos Field located in offshore Matagorda County, Texas resulted in an increase in revenue of $0.5 million in 2005. The increase in revenues from the Brazos Field was after reduction for the sale by the Company of a portion of its working interest in two producing wells that closed on May 4, 2005. For the two-month period ended June 30, 2005, the Company’s production and revenue were reduced by 36,000 mcf and $0.2 million, respectively. Capco’s revenues from gas gathering, marketing, processing and oil field services, increased from $0.2 million in 2004 to $0.5 million in 2005.

Capco's cost of oil and gas production increased from $0.6 million in 2004 to $0.8 million in 2005. Expenses attributable to the producing properties that were sold in the last quarter of 2004 amounted to $0.8 million in 2004. Operating expenses on the Company’s other producing properties increased $0.6 million in 2005 over the same period in 2004 due principally to the increase in production levels at the Company’s Brazos Field and expenses attributable to the two oil producing properties located in Oklahoma that the Company acquired in the fourth quarter of 2004. Production taxes decreased in 2005 due to lower oil and gas sales. Expenses attributable to gas gathering, marketing, processing and oil field services increased from $0.4 million in 2004 to $0.5 million in 2005.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

Depreciation, depletion and amortization expense was $0.8 million in 2005 and $0.3 million in 2004. This change is due, in part, to the decrease in proved reserves from 3.5 million BOE at January 1, 2004, to 0.9 million BOE at January 1, 2005, as a result of property dispositions and revisions to estimated recoverable reserves at the end of year 2004. In addition, the depletable basis of the Company’s full cost pool increased from $14.6 million in 2004 to $21.2 million in 2005, due principally to the $6.8 million of expenditures attributable to the drilling of the OCS Galveston Block 297 well.

General and administrative expenses increased from $0.5 million in 2004 to $1.1 million in 2005. Included in 2005 expenses is compensation expense of $0.3 million attributable to the Chief Executive Officer’s employment. The expense includes a bonus in the amount of $0.1 million that was authorized in the current period. Additional increases in general and administrative expenses were incurred in 2005 due to an increase in staffing in the Company’s Houston office, and expenses attributable to the office maintained in Tulsa, Oklahoma that was opened in the fourth quarter of 2004.

Interest expense was $0.2 million in both 2005 and 2004. Interest attributable to indebtedness that was retired as of December 31, 2004, amounted to $0.1 million. Interest attributable to indebtedness that was placed subsequent to June 30, 2004, including convertible notes payable, amounted to $0.2 million.

Capco’s production and revenue decreased significantly in year 2005 from the same period in 2004 due to the sale of non-operated properties in the last quarter of year 2004. However, the Company’s available cash flow was not significantly affected by these dispositions as most of the net cash flow from the properties was utilized for debt service. At the time of sale, the significant property interests were burdened by debt in the amount of $3.1 million. It was estimated at that time that the debt would not be fully paid until mid-year 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had a working capital deficit of $5.0 million. This negative working capital is due, in large part, to costs incurred with the drilling of the OCS Galveston Block 297 exploratory well. The loss from operations incurred in the current interim period also contributed to the negative working capital.

During the quarter ended June 30, 2005, the Company incurred net expenditures of approximately $2.0 million in its oil and gas acquisition, exploration and development activities. Of this amount, $1.7 million was attributable to the drilling of the OCS Galveston Block 297 exploratory well. Gross expenditures incurred by the Company on this well totaled $4.5 million and were reduced by proceeds in the amount of $2.8 million received from other participants in the drilling venture. The well was drilled to its target depth and tested for the presence of hydrocarbons, but in the opinion of management and the other participants, the test results did not warrant a completion attempt, and the well was plugged and abandoned. Total costs incurred by the Company as of June 30, 2005, net of proceeds from other participants, amounted to $6.8 million.

On August 8, 2005, the adjuster reviewing the Company’s claim for reimbursement of control of well costs incurred in the drilling of the Galveston Block 297 well submitted his report to the insurance carrier. In November the company received $3.2 million for the claim.

On May 4, 2005, the Company closed on an Agreement with Hoactzin Partners, L.P., (“Hoactzin”), an oil and gas investment affiliate of the New York based investment firm Dolphin Asset Management Corp. The Company sold to Hoactzin its interests in High Island Block 196 which were acquired in February 2005, a portion of its interests in two producing wells and one idle well in the Brazos Field in Texas state waters, and a portion of its interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date. The sale also included working interests ranging from 14% to 100% in 11 producing wells situated on approximately 13,300 gross acres located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30. The contract acquisition price of $20.0 million, plus a production payment of $1.0 million, was reduced to a closing cost of $12.1 million, after adjustment for net revenue credits for the period from the effective date to the closing date and for a cash deposit of $1.0 million paid by the Company. Hoactzin paid all of the funds required at closing, except for $0.1 million that was paid by the Company. The production payment is to be paid from 25% of the revenue produced by the acquired property interests once payout of the initial acquisition cost of $20.0 million has occurred.

Hoactzin had previously provided funding in the amount of $4.9 million for the acquisition of the High Island Block 196 property. Included in this amount was $2.0 million that was deposited with Capco’s surety company as collateral for bonds that were posted with the Minerals Management Service. Hoactzin had also advanced $1.5 million for the pending acquisition from the Company of working interests in three wells in the Brazos Field and the well being drilling in the OCS Galveston Block 297. The total proceeds of $6.4 million were reported by the Company as a note payable for a portion of the year 2005 until Hoactzin received owner approval from the Minerals Management Service and the Company assigned the property interests to Hoactzin as full consideration of the notes.

The Agreement is governed under the terms of a Management Agreement between the parties. Hoactzin owns title to the properties and retains all cash flow from the properties until their investment, including a return of 8% on the invested funds, is repaid (“Repayment Date”), at which time the Company will receive a management fee equal to 66.7% of the net cash flow from the properties. The Company has the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to the Company at any time after the two-year anniversary of the Repayment Date. The option prices are based on formulas specified in the Management Agreement. As of May 4, 2005, Hoactzin had invested a total of $18.4 million under this Agreement. As of June 30, 2005, the investment amount had been reduced to $16.6 million due to distributions of net cash flow to Hoactzin.

Capco’s management has also taken other measures to improve its operating income and satisfy its working capital requirements.

1.
In late July 2005, management conducted a review of all property operations and implemented steps to either reduce or eliminate spending that was considered non-essential to maintain current production. Operating expenses at the Brazos Field were reduced significantly by replacing full-time employees with part-time contract services, an action which also resulted in decreases in other related expenses. Similar steps were taken at the Company’s onshore properties to improve the profitability from those operations.

2.
Capital programs designed to restore idle wells to production have been temporarily suspended, pending further review by Company personnel in conjunction with potential third party participants. Currently, management is in discussions with a third party to provide the funding necessary to conduct re-work activities on certain wells and earn an interest in such wells.

3.
Capco’s Board of Directors has approved raising approximately $1.5 million through the sale of convertible promissory notes. The funds raised would primarily be used for capital expenditures for the remainder of year 2005.

Net cash provided by operating activities totaled $2.2 million for the six months ended June 30, 2005, compared to cash provided by operating activities of $0.9 million for the six months ended June 30, 2004. In 2005, the net loss, adjusted for reconciling items, resulted in a cash outflow of $0.6 million. Changes in assets and liabilities in 2005 resulted in a cash source of $2.8 million. In 2004, net income, adjusted for reconciling items, resulted in a cash source of $0.6 million. Changes in assets and liabilities resulted in a cash source of $0.3 million.

Net cash used in investing activities totaled $7.7 million for the six months ended June 30, 2005, compared to cash used in investing activities of $0.9 million for the six months ended June 30, 2004. Proceeds from the collection of notes receivable in the amount of $1.0 million were a source of cash inflow in 2005. In addition, the Company received proceeds of $0.5 million and $0.4 million from the sale of oil and gas interests and marketable securities, respectively. Expenditures for oil and gas property, including $6.8 million on the drilling of the OCS Galveston Block 297 well, amounted to $7.8 million, and an additional $0.7 million was expended for other asset additions. The Company received $0.7 million from sales of interest in the Agreement. The Company invested $1.1 million related to its investment in the Agreement with Hoactzin to provide funding for property acquisitions. A total of $0.4 million was invested in marketable securities on a short-term basis and $0.5 million was deposited as cash collateral with the Company’s surety company in connection with the issuance of various state and Federal bonds. Proceeds from the sale of marketable securities in the amount of $0.1 million were the principal cash source in 2004. Expenditures for oil and gas property and other assets totaled $0.8 million, due principally to the Company’s capital program to enhance and improve the infrastructure and gas delivery capability of its offshore platforms in the Texas Gulf Coast. Payments to reduce amounts owed to related parties totaled $0.2 million in 2004.

Net cash provided by financing activities totaled $3.9 million for the six months ended June 30, 2005, compared to cash provided by financing activities of $0.3 million for the six months ended June 30, 2004. Private placements of the Company’s Common Stock provided a cash source of $4.4 million in 2005. Payments on notes payable and long-term debt resulted in a cash outflow of $0.5 million in 2005. Proceeds from the issuance of convertible promissory notes provided a cash source in the amount of $1.0 million in 2004. Payments on long-term debt resulted in a cash outflow of $0.7 million in 2004.

The Company has various loans, which require principal payments of $0.9 million during the twelve-month period ending June 30, 2006. The payments are anticipated to be made from cash flow available from the operations of producing property, and from proceeds from the sale of assets and equity and/or debt funding.

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

In addition to debt service requirements, Capco has several other obligations that affect the Company’s available cash flow. The Company is obligated to pay operating lease costs of approximately $0.1 million in 2005 for land and facilities and has an obligation to a surety company to make monthly cash collateral deposits of $24,000 over a period of twenty-four months, beginning February 2005. Acquisitions of producing oil and gas properties that closed during the year ended December 31, 2004, include obligations to make development expenditures of $0.6 million during the year 2005 to earn the entire working interests stipulated in the purchase agreements. As of June 30, 2005, the Company had expended a total of $0.3 million against these obligations. The Company is obligated to pay over the twelve-month period beginning July 2005, a total of $0.7 million to investors in a producing property. Various purchase agreements require that funding obligations of $1.7 million and $0.3 million be paid from the net profits, if any, derived from the respective operations of the properties. Utilization of available cash flow to fund these requirements may affect Capco’s ability to adequately fund other planned activities.

The Company disposed of its equity ownership in Enterprise and subsidiaries during the year 2003, but remained as guarantor of certain indebtedness incurred by those business interests prior to the date of sale by Capco. As of June 30, 2005, Capco was the guarantor of approximately $0.9 million of obligations for trade accounts, real estate and equipment purchases and leases owed by Enterprise. The obligations are being serviced by Enterprise, and Capco believes that there is sufficient underlying collateral value in the related assets to significantly reduce the exposure of loss to the Company. Capco is also the guarantor of indebtedness issued to one lender by Graves, a former subsidiary of Enterprise, in the original amount of $3.9 million. Capco’s Chief Executive Officer owns Graves. In December 2004, a Pay-Off Agreement (“Agreement”) was negotiated with the lender, which provided for the following: the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date (“Date of Closing”). Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days. The $1.0 million payment was not made on or before May 31, 2005, and accordingly, the Date of Closing was not extended. As a further condition of the Agreement, Graves deposited into an escrow account ten million shares of the Company’s Common Stock. In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance. In March 2005, proceeds in the amount of $95,000 from the sale of a property were utilized as an additional principal payment to the lender.

In October 2005, the parties achieved a restructuring of the indebtedness related to the business under contract for sale that provided for the removal of Capco’s debt guarantee, although Capco is a party to an indemnification agreement that survived the settlement. Pursuant to the terms of the indemnification agreement, Capco’s liability for the items covered by the indemnification is limited to $0.3 million. For its part in the restructuring Capco agreed to fund a total of $0.3 million to be applied to the outstanding indebtedness. Of this amount, $0.2 million was paid in December 2005, and $0.1 million was paid in January 2006. Capco also granted 1.9 million warrants to Hoactzin as consideration for its participation in the refinancing of the indebtedness. Using the Black Scholes pricing model, the warrants had a fair value of $0.3 million. This cost has been charged to operations by Capco, with a corresponding increase to paid in capital. The warrants are exercisable for a period of five years with an exercise price of $0.195 per share.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, recovery of oil and gas reserves, financing operations, and contingencies and litigation.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, the proceeds to be realized from the sale of real property, and the recognition and classification of net operating loss carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Item 3.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive officer, chief financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of June 30, 2005, the Company's management, with the participation of its chief executive officer, chief financial officer and chief accounting officer, concluded that the Company's disclosure controls and procedures were not effective. The Company’s conclusion that its disclosure controls and procedures were not effective is primarily due to the Company not having filed its quarterly and annual reports on a timely basis since the first quarter of 2005. Additionally, as part of the Company’s annual audit of the 2005 financial statements, Malone & Bailey, PC identified adjustments relating to the Company’s accounting for the issuance of warrants. These adjustments have been recorded in the Company’s Quarterly Report on Form 10-QSB as of June 30, 2005.

The Company has implemented a process designed by, or under the supervision of, its principal executive officer, chief financial officer and principal accounting officer, or persons performing similar functions, and effected by the Company's board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements. The Company's management, with the participation of its chief executive officer, chief financial officer and chief accounting officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. A company engaged by Capco to provide well service in connection with work over operations on some of the Company’s offshore wells has filed a claim for unpaid invoices in the amount of approximately $0.2 million. Capco has recorded less than $50,000 of such costs in its accounts, and has claims against the service company for damages and costs to its wells in an estimated amount in excess of $1.0 million. The Company expects to show that its damages far exceed the claim amount asserted by the service company.

In a matter styled Harvest Oil & Gas, LLC v Capco Energy, Inc. filed in United States District Court, Eastern District of Louisiana on August 16, 2005, the claimant seeks collection of a $0.6 million finders fee on a transaction where title to oil and gas properties was initially taken by Capco, but then immediately transferred to the Hoactzin Agreement. A settlement agreement was entered into by the parties on January 25, 2007, whereby Capco agreed to pay a total of $0.6 million, in a series of monthly installments of $69,000, beginning on February 1, 2007. The settlement amount will be charged to the cost of financing under management agreement account.

On March 2, 2006, Nabors Offshore Corporation (“Nabors”) filed a complaint in United States District Court, southern district of Texas, against Capco and a subsidiary, seeking recovery of $0.9 million for unpaid drilling rig service invoices for a well drilled by the Company during the year 2005. Capco disputes this claim and in turn has informed Nabors of a counterclaim of $3.7 million for recovery of excess cost resulting from the actions of Nabors and reimbursement for fuel cost that was charged to Capco. No trial date has yet been set for this matter.

Item 2.	Changes in Securities.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on June 15, 2005. At the meeting, the shareholders voted on the following proposals:

1.
To the election of six members of the Board of Directors of the Company, to hold office for a two year term or until their successors are elected and qualified, or until their earlier death, resignation or removal.

2.	To amend the Articles of Incorporation of the Company to increase the authorized capital stock of the Company from 150,000,000 shares to 500,000,000 shares of Common Stock, $0.001 par value.

3.	To the proposed amendment to the 1999 Employee Incentive Option Plan, increasing the reserved shares from 3,000,000 common shares to 50,000,000 common shares.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, where applicable, as to each matter, are set forth below.

	For	Against	Abstention
Proposal
1. Election of Directors:
Nominee
___________
Ilyas Chaudhary	93,087,750	225,832	—
Paul L. Hayes	93,088,870	224,712	—
William J. Hickey	93,089,070	224,512	—
Irwin Kaufman	93,088,510	225,072	—
Michael Myers	93,089,070	224,512	—
Dennis R. Staal	93,089,070	224,512	—

2. Amend Articles of Incorporation	90,872,023	2,407,831	33,728

3. Amend 1999 Employee Incentive Option Plan	67,726,573	2,198,626	23,388,383

Item 5.	Other Information.

The Registrant does not have procedures in place by which security holders may recommend nominees to the Registrant's Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350

(b)	Reports on Form 8-K

Current Report on Form 8-K dated May 12, 2005, which reported events under Item 2.01, Completion of Acquisition or Disposition of Assets, Item 3.02, Unregistered Sales of Securities and Item 9.01, Financial Statements and Exhibits

Current Report on Form 8-K/A dated May 16, 2005, which reported events under Item 2.01, Completion of Acquisition or Disposition of Assets, Item 3.02, Unregistered Sales of Securities and Item 9.01, Financial Statements and Exhibits

Current Report on Form 8-K dated June 23, 2005, which reported events under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 9.01, Financial Statements and Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPCO ENERGY, INC.

Dated: March 14, 2007	By:	/s/ Ilyas Chaudhary
Ilyas Chaudhary, Chief Executive Officer