Form 10QSB
period 2005-09-30
CAPCO ENERGY INC
filed 2007-03-14
CIK 354767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _______, 20___ to _______, 20___.


                         Commission File Number: 0-10157

                               CAPCO ENERGY, INC.
                               ------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            COLORADO                                        84-0846529
            --------                                        ----------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                       Identification Number)


                        1800 WEST LOOP SOUTH, SUITE 1950
                              HOUSTON, TEXAS 77027
                              --------------------
                     Address of Principal Executive Offices

                                 (713) 622-5550
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 2006, 165,658,701 shares of the Registrant's $.001 par value Common Stock were outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

Transitional Small Business Disclosure Format  Yes [ ]  No [X]

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 and DECEMBER 31, 2004
                                   (Unaudited)

                                     ASSETS
                             (Dollars in Thousands)

                                                         September 30,    December 31,
                                                             2005            2004
Current Assets:
  Cash                                                   $         590   $       1,805
  Accounts receivable-trade, net of
    allowance of $46 and $45, respectively                         575             482
  Notes receivable, including a related party                       --             981
  Deferred tax asset                                                27              27
  Prepaid expenses, deposits, and other current assets             619             538
                                                         -------------   -------------

     Total Current Assets                                        1,811           3,833

Oil and gas properties, using full cost accounting,
  less accumulated depreciation and depletion of
  $2,721 and $1,727, respectively                               16,150           9,197

Other Assets:
  Assets attributable to businesses under contract for
    sale                                                         4,063           4,063
  Other property, less accumulated depreciation of
    $122 and $70, respectively                                   1,016             649
  Accounts receivable, related parties                              --              14
  Cost of financing under management agreement                   9,373              --
  Bond deposits                                                  2,804             292
  Other assets                                                     325              52
                                                         -------------   -------------

     Total Assets                                        $      35,542   $      18,100
                                                         =============   =============

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    SEPTEMBER 30, 2005 and DECEMBER 31, 2004
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                         September 30,    December 31,
                                                             2005            2004
Current Liabilities:
  Accounts payable, trade                               $       5,480    $       1,330
  Accounts payable, related party                                 207               --
  Current maturities, long-term debt, including
    a related party                                               745              637
  Notes payable                                                   582              762
  Accrued expenses                                                928            1,174
                                                        -------------    -------------
     Total Current Liabilities                                  7,941            3,903
                                                        -------------    -------------

Non-current Liabilities:
  Accounts payable, related parties                               110               --
  Long term debt, less current maturities                          37              515
  Convertible promissory notes, net                             2,037            1,516
  Long term liabilities                                           361              361
  Asset retirement obligations                                  2,247            2,193
  Deferred tax liability                                           27               27
                                                        -------------    -------------
     Total Non-current Liabilities                              4,819            4,612
                                                        -------------    -------------
Liabilities attributable to businesses under
  contract for sale                                             4,346            4,346
                                                        -------------    -------------
     Total Liabilities                                         17,106           12,861
                                                        -------------    -------------

Commitments and Contingencies                                      --               --

Stockholders' Equity:
  Common stock, $0.001 par value; authorized
    500,000,000 shares; 118,728,477 and
    101,203,476 shares issued,  respectively                      119              101
  Additional paid in capital                                   18,982            3,074
  Treasury stock, 2,528,957 and 1,267,708 shares,
    respectively, at cost                                        (344)            (138)
  Retained (deficit) earnings                                    (321)           2,202
                                                        -------------    -------------
     Total Stockholders' Equity                                18,436            5,239
                                                        -------------    -------------
     Total Liabilities and Stockholders' Equity         $      35,542    $      18,100
                                                        =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in Thousands except per share amounts)

                                               For the Three Months Ended         For the Nine Months Ended
                                                       September 30,                    September 30,
                                             ------------------------------    ------------------------------
                                                  2005             2004             2005             2004
                                             -------------    -------------    -------------    -------------
Operating revenues
  Oil and gas sales                          $         534    $       1,034    $       2,050    $       3,391
  Gas gathering, marketing and processing               --               82               --              201
  Oil field services                                    73               29              557              110
                                             -------------    -------------    -------------    -------------
    Total operating revenues                           607            1,145            2,607            3,702
                                             -------------    -------------    -------------    -------------
Operating costs and expenses
  Oil and gas production lifting costs                 339              356            1,174            1,000
  Production taxes                                      40              100              140              354
  Gas gathering, marketing and
    processing costs                                    40              177              135              560
  Oil field services                                   142               --              528               --
  Net profits distribution                             198               --              198               --
  Depreciation, depletion and amortization             286              141            1,117              454
  General and administrative                           476              404            1,570              912
                                             -------------    -------------    -------------    -------------
    Total operating costs and expenses               1,521            1,178            4,862            3,280
                                             -------------    -------------    -------------    -------------
    Operating (loss) profit
                                                      (914)             (33)          (2,255)             422
Other Income (Expenses):
  Interest income                                       --                4               11               10
  Interest expense                                     (98)            (108)            (300)            (263)
  Losses on sales of investments-
    marketable securities                               --               --               (9)             (63)
  Holding losses-marketable securities                  --               (1)              --               (2)
  Other                                                 --              (57)              30              (57)
                                             -------------    -------------    -------------    -------------
     Net (loss) income                       $      (1,012)   $        (195)   $      (2,523)   $          47
                                             =============    =============    =============    =============
Earnings per share-basic:
  Net (loss) income                          $       (0.01)   $       (0.00)   $       (0.02)   $        0.00
                                             =============    =============    =============    =============
Earnings per share-diluted:
  Net (loss) income                          $       (0.01)   $       (0.00)   $       (0.02)   $        0.00
                                             =============    =============    =============    =============
Weighted average common share and common
 share equivalents:
  Basic                                        116,877,889       95,363,332      111,754,981       95,101,333
                                             =============    =============    =============    =============
  Diluted                                      126,252,960      101,306,267      120,891,505      103,495,977
                                             =============    =============    =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                      CAPCO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)
                             (Dollars in Thousands)

                                                         2005             2004
                                                    -------------    -------------
Cash Flows From Operating Activities:
  Net (loss) income                                 $      (2,523)   $          47
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation, depletion, and amortization             1,117              454
      Accretion of debt discount                               63               --
      Compensation cost of warrants                            79               --
      Foreign currency translation adjustment                  --               57
      Losses on sales of investments-marketable
        securities                                              9               63
      Holding losses-marketable securities                     --                2
      Common Stock issued on note conversion                   15               --
      Decrease in deferred tax asset                           --               77
      Decrease in deferred tax liability                       --              (77)
  Changes in assets and liabilities:
      Accounts receivable-trade                               (93)            (141)
      Note receivable                                          --                2
      Other current assets                                     19              (13)
      Other assets                                             72               --
      Accounts payable                                      4,150              562
      Accrued expenses and current
        liabilities                                           164              255
                                                    -------------    -------------

  Net cash provided by operating activities                 3,072            1,288
                                                    -------------    -------------
Cash Flows From Investing Activities:
    Cost of investing under management
      agreement                                            (1,123)              --
    Funding of bond deposit                                  (513)              --
    Increase (decrease) in related party
      accounts                                                266             (125)
    Proceeds from sale of oil and gas property                500               --
    Proceeds from sales of interests in Agreement             770               --
    Increase in other assets                                 (250)              (8)
    Capital expenditures for oil and gas property          (8,465)          (1,674)
    Expenditures for other property and assets               (418)            (110)
    Proceeds from sale of marketable securities               389              129
    Purchase of marketable securities                        (398)              --
    Collection of notes receivable                            981               --
                                                    -------------    -------------

  Net cash used in investing activities                    (8,261)          (1,788)
                                                    -------------    -------------

                            (Continued on next page)

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)

                                                         2005             2004
                                                    -------------    -------------
   Cash Flows From Financing Activities:
    Proceeds from issuance of debt                  $         620    $       1,710
    Increase in other assets                                   --              (75)
    Payments on notes payable                                (280)              --
    Payments on long term debt                               (545)          (1,025)
    Sale of Common Stock                                    4,385               65
    Purchase of Common Stock                                 (206)             (12)
                                                    -------------    -------------
  Net cash provided by financing activities                 3,974              663
                                                    -------------    -------------
  Net (decrease) increase in cash                          (1,215)             163
  Cash, beginning of period                                 1,805               35
                                                    -------------    -------------
  Cash, end of period                               $         590    $         198
                                                    =============    =============
Supplemental disclosure of cash flow information:

Interest paid                                       $         155    $         235
                                                    =============    =============
Taxes paid                                          $          --    $          --
                                                    =============    =============
Supplemental disclosure of non-cash financing
  and investing activities:
Common Stock issued in settlement of
  liabilities                                       $         375    $          30
                                                    =============    =============
Common Stock issued for conversions of
  promissory notes                                  $          45    $          --
                                                    =============    =============
Note payable settled in connection with transfer
  of oil and gas property interest                  $         400    $          --
                                                    =============    =============
Cost of warrants issued in connection with
  management agreement                              $      11,026    $          --
                                                    =============    =============
Note payable issued for funding of deposit for
  acquisition of oil and gas property interest      $         500
                                                    =============    =============
Paid in capital provided as equity component of
  debt financing                                    $          --    $         112
                                                    =============    =============
Debt issued for oil and gas property acquisition    $          --    $         160
                                                    =============    =============
Accrual for acquisition cost of oil and gas
  property settled with Common Stock                $          --    $         443
                                                    =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                       CAPCO ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Capco Energy, Inc. ("Capco" or "the Company") is an independent energy company engaged primarily in the acquisition, exploration, development, production and sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States of America. Capco's operations consist of one segment of business, oil and gas production. The principal executive offices of the Company are located at 1800 West Loop South, Suite 1950, Houston, Texas 77027. The Company was incorporated as Alfa Resources, Inc. a Colorado corporation on January 6, 1981. In November 1999, the Company amended its articles of incorporation to change its name from Alfa Resources, Inc. to Capco Energy, Inc.

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

Effective April 1, 2005, the Company divested its 80% equity interest in Bison Energy Company ("Bison") that was acquired from a director of the Company during the year 2004, by selling the interest to the Director for the Company's original investment. Bison is the owner of an oil property in the state of Wyoming. Operations from the property resulted in cumulative losses in the amount of $29,000 since the date of acquisition. Capco recorded a gain in the amount of $29,000 in the year 2005 as a result of the disposition. Funding provided to Bison by Capco in 2004 in the amount of $50,000 that had previously been accounted for as an advance to Bison was reclassified as a payment against long-term debt owed to the director.

MAJOR CUSTOMERS

Two customers accounted for 57% and 29%, respectively, of the Company's oil and gas sales for the three months ended September 30, 2005, and two customers accounted for 60% and 18%, respectively, of the Company's oil and gas sales for the three months ended September 30, 2004. Two customers accounted for 63% and 15%, respectively, of the Company's oil and gas sales for the nine months ended September 30, 2005, and two customers accounted for 58% and 26%, respectively, of the Company's oil and gas sales for the nine months ended September 30, 2004. Three customers accounted for 33%, 16% and 16%, respectively, of the Company's accounts receivable at September 30, 2005.

OIL AND GAS PROPERTY

During the nine month period ended September 30, 2005, the Company incurred net expenditures of approximately $8.0 million in its oil and gas acquisition, exploration and development activities. Of this amount, $6.9 million was attributable to the drilling of an exploratory well in Outer Continental Shelf ("OCS") Galveston Block 297. Gross expenditures incurred by the Company on this well totaled $9.7 million and were reduced by proceeds in the amount of $2.8 million received from other participants in the drilling venture. The well had been drilled to its target depth and tested for the presence of hydrocarbons, but in the opinion of management and the other participants, the test results did not warrant a completion attempt, and the well was plugged and abandoned.

Net expenditures for the nine month period ended September 30, 2005, also included expenditures of $0.5 million in connection with the development of properties located in Creek County, Oklahoma. Under the terms of the purchase agreement for these properties, the Company is obligated to expend an additional $0.1 million over a specified period of time to earn its entire working interest in the properties.

Included in the net expenditures incurred by the Company during the nine month period ended September 30, 2005, are proceeds in the amount of $0.5 million which the Company received for the sale of a portion of its working interest ownership in two producing wells in the Brazos Field property that were conveyed to a third party as discussed below. The sales proceeds were credited against the Company's basis in oil and gas properties. No gain or loss was recognized from the sale as the disposition represented approximately 5% of the Company's proved reserves at the time of sale.

COST OF FINANCING UNDER MANAGEMENT AGREEMENT

On May 4, 2005, the Company closed on a Purchase and Sale Agreement and Management Agreement ("Agreement") with Hoactzin Partners, L.P., ("Hoactzin") an oil and gas investment affiliate of the New York based investment firm, Dolphin Asset Management Corp. The Company, together with a wholly owned subsidiary, sold to Hoactzin its interests in High Island Block 196 which were acquired in February 2005, a portion of its interests in two producing wells and one idle well in the Brazos Field in Texas state waters, and a portion of its interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date. The purchase and sale also included working interests ranging from 14% to 100% in 11 producing wells situated on approximately 13,300 gross acres located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30. The contract acquisition price of $20.0 million, plus a production payment of $1.0 million, was reduced to a closing cost of $12.1 million, after adjustment for net revenue credits for the period from the effective date to the closing date and for a cash deposit of $1.0 million paid by the Company. All of the funds required at closing were paid by Hoactzin, except for $0.1 million that was paid by the Company. The production payment is to be paid from 25% of the revenue produced by the acquired property interests once payout of the initial acquisition cost of $20.0 million has occurred.

In addition to $0.4 million loaned by Hoactzin in 2004, Hoactzin provided funding during the nine months ended September 30, 2005, in the amount of $4.5 million for the acquisition of the High Island Block 196 property. Included in this amount was $2.0 million that was deposited with Capco's surety company as collateral for bonds that were posted with the Minerals Management Service. Hoactzin had also advanced $1.5 million for the pending acquisition from the Company of working interests in three wells in the Brazos Field and the well being drilling in the OCS Galveston Block 297. The total current proceeds of $6.0 million, plus the $0.4 million funded in 2004, were reported by the Company as a note payable for a portion of the nine month period ended September 30, 2005, until Hoactzin received owner approval from the Minerals Management Service and the Company assigned the property interests to Hoactzin as full consideration of the $6.4 million in loan proceeds. This transaction resulted in a non-cash adjustment of $0.4 million as the debt extinguishment did not require the use of Company funds.

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

In connection with the acquisition of the Chandeleur Area properties, the Company secured participation from two outside investors. The $0.8 million of proceeds from these investors were used by Capco to fund a portion of the $1.1 million that the Company contributed to the total acquisition cost of these properties. For the consideration paid to Capco, the investors received a total of 5.5% of Capco's rights and title to the Chandeleur Area properties. The amount paid to the Company by the investors is to be repaid over a period of twelve months, beginning July 1, 2005, at the rate of $66,000 per month. At the end of that period, the investors' accounts will be adjusted to reflect any difference between the cash distributions paid during the period and actual cash flow from the properties attributable to the 5.5% interest, with a settlement of funds either due to, or from, the investors. In addition, effective July 1, 2006, the investors will begin to receive payments equal to 5.5% of actual net cash flow from the Chandeleur Area properties.

At the closing of the Agreement with Hoactzin, the Company issued a series of common stock purchase warrants ("Warrants") to Hoactzin. The Warrants are exercisable into a total of 24,226,181 shares of the Company's Common Stock at initial exercise prices ranging from $0.176 to $0.30, subject to adjustments pursuant to the anti-dilution provisions set forth in the Warrants, and expire five (5) years from date of issue. The Warrants may be exercised upon payment of cash, exchanged for the Company's Common Stock, or applied as a credit against the Aggregate Investment Amount, as that term is defined in the agreements. Using the Black-Scholes pricing model with a Common Stock price of $0.50, which was the closing price on the grant date of the Warrants, it was determined that the Warrants had a fair value of $10.8 million. This amount has been accounted for as Cost of Financing under Management Agreement for obtaining the management fee as provided for in the Management Agreement, with a corresponding increase to the Company's paid in capital account. The $2.0 million cash deposit with the Company's surety company was allocated from this amount to be reported by the Company with other similar cash deposits. Cash payments in the total amount of $1.1 million contributed to the Agreement by the Company in connection with the acquisition of the Chandeleur Area properties have also been accounted for as Cost of Financing under Management Agreement.

On September 2, 2005, the Company executed a Purchase and Sale Agreement in the amount of $2.5 million for the acquisition of producing oil wells located in Orange County, Texas. Funding for a deposit in the amount of $0.5 million that was placed with the seller was provided by Hoactzin, subject to the terms of an interim financing arrangement. The acquisition is scheduled to close on October 30, 2005. At that time, Hoactzin will fund the remaining acquisition cost, the entire property interests will be conveyed to Hoactzin in accordance with the terms of the current Agreement and the interim financing arrangement will be cancelled.

A total  of  1,228,745  Warrants  were  granted  subsequent  to the May 4,  2005 issuance of 24,226,181 Warrants, principally for the cash deposit that was tendered by Hoactzin for the properties located in Orange County, Texas. The fair value of these Warrants, $0.2 million, has been accounted for as Cost of Financing under Management Agreement, with a corresponding increase to the Company's paid in capital account.

The net cost of $9.4 million, including reduction for the $0.8 million of proceeds received from the two investors discussed above, is carried on the Company's balance sheet at cost, to be reduced by amortization once the Agreement has achieved payout and management fee payments are initiated. The Company will periodically assess the carrying value of the Cost of Financing under Management Agreement for possible impairment. In management's opinion, no impairment existed as of September 30, 2005. In the event that the Company elects to exercise its option to acquire property interests from Hoactzin (one year following Repayment Date), the carrying value of the Cost of Financing under Management Agreement will be considered to be a cost of the acquisition and reclassified to the oil and gas property full cost pool account.

NOTES PAYABLE AND LONG-TERM DEBT

During the nine months ended September 30, 2005, the Company incurred additional borrowings in the amount of $1.2 million. Long-term debt increased $0.2 million for debt placed with an individual to acquire 1.0 million shares of Common Stock. Convertible notes in the total amount of $0.5 million were issued to two parties. One note in the amount of $0.2 million with an interest rate of 12% per annum has a conversion rate of $0.15 per share of Common Stock. The second note in the amount $0.3 million has an interest rate of 10% and may be converted into shares of Common Stock at the rate of $0.18 per share. Both notes are for a term of three years. Notes payable increased in the amount of $0.5 million for indebtedness assumed in connection with a deposit placed for a pending acquisition by Hoactzin. The acquisition closed on November 30, 2005. At that time the acquired property interests were conveyed to Hoactzin and the short term indebtedness was cancelled.

The Company retired a total of $0.8 million of notes payable and long-term debt during the nine-month period, and convertible notes in the amount of $60,000 were cancelled in exchange for the issuance of Common Stock. A note payable in the amount of $0.4 million was also cancelled in exchange for the conveyance of property interests to the lender.

COMMON STOCK

The Company had the following equity transactions during the nine month period ended September 30, 2005:

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

The Company issued 300,000 shares of restricted Common Stock upon the elections by holders of convertible promissory notes in the total amount $45,000, to convert the notes into Common Stock.

The Company issued 1.0 million shares of restricted Common Stock to an individual, realizing proceeds of $0.2 million.

The Company entered into Securities Purchase Agreements with certain accredited investors with respect to private placements under Regulation D, issuing a total of 14.0 million shares of restricted Common Stock and warrants for 7.0 million shares of Common Stock, for proceeds of $4.2 million. The warrants are exercisable for a period of five years from date of issue at a price of $0.45 per share of Common Stock. No underwriter discounts or commissions were paid in connection with the transactions.

The Company acquired 1,200,000 shares of Common Stock on the open market as treasury stock at a cost of $0.2 million.

Effective July 1, 2005, the Company entered into a consulting agreement with Domain Energy Partners, LP ("DEP"), whereby DEP will provide advisory services to the company related to investment opportunities and asset development including well design and well evaluation. In connection with the agreement DEP received warrants to acquire up to 2,000,000 shares of the Company's Common Stock at $0.27 per share. The warrants are exercisable anytime from May 1, 2006 to May 31, 2009. Using the Black Scholes pricing model, the warrants were determined to have a fair value of $0.4 million, to be charged to operations pro-rata over the vesting period of the warrants. Accordingly, an expense of $0.1 million was incurred in the current period, with a corresponding increase in the Company's paid in capital account.

A total of 1,117,441 Warrants were also granted to Hoactzin in connection with expenditures made by that entity. Using the Black Scholes pricing model the Warrants were determined to have a fair value of $0.2 million. This cost has been recorded by the Company as increases to its Cost of Financing under Management Agreement and paid in capital accounts.

STOCK BASED COMPENSATION

During the quarter ended September 30, 2005, the Company granted to an employee options to acquire 1.0 million shares of Common Stock at an exercise price of $0.175. The options were fully vested on the grant date and are exercisable over a period of five years. Any unexercised options remaining at the end of the exercise period will expire. During the nine month period ended September 30, 2005, the Company granted to employees and directors options to acquire 2.3 million shares of Common Stock at exercise prices ranging from $0.175 to $0.22. All of the options were fully vested on date of grant, and are exercisable over a period of one to five years. Any unexercised options remaining at the end of the respective exercise periods will expire.

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS 123, the Company's net (loss) income for the three and nine month periods ended September 30, 2005 and 2004, would have been adjusted to the pro forma amounts indicated below (in thousands):

                             Three Months           Nine Months
                          Ended September 30,   Ended September 30,
                            2005       2004       2005       2004
                          -------    -------    -------    -------
Net (loss) income as
  reported                $(1,012)   $  (195)   $(2,523)   $    47
Compensation
  reported under APB 25        --         --         --         --
Compensation
  recognized under
  SFAS 123                   (189)      (220)      (450)      (250)
                          -------    -------    -------    -------

Proforma net loss         $(1,201)   $  (415)   $(2,973)   $  (203)
                          =======    =======    =======    =======


During the quarter ended September 30, 2004, the Company granted to employees and directors options to acquire 6.2 million shares of Common Stock at exercise prices ranging from $0.175 to $0.35, which prices were in excess of market price on the date of grant. A portion of the options were fully vested on the grant date; the balance vest over a period of five years from the date of grant. The options were exercisable over a period of time ranging from five to six years from date of grant. Any unexercised options remaining at the end of the respective exercise periods will expire.

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions used for the grants in 2005 and 2004: no dividends; expected lives ranging from 1.0 year to 5.0 years; expected volatility ranging from 85% to 245%; and risk free rates of return ranging from 3.29% to 3.90%. The weighted average fair value of the purchase rights granted in 2005 and 2004 ranged from $0.11 to $0.20.

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

During the quarter ended September 30, 2005, the Company engaged in certain transactions with its Chief Executive Officer ("CEO"). Interim period cash advances exceeded compensation amounts due to the CEO in the total amount of $80,600. As a result of these transactions, the total amount owed to the CEO was reduced from $195,000 at June 30, 2005, to $110,000 at September 30, 2005. This amount is reported as a non-current liability in the Company's balance sheet as of September 30, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2004, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 106 ("SAB 106"), regarding the application of Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" by oil and gas producing companies following the full cost accounting method. SAB 106 provided an interpretation of how a company, after adopting SFAS 143, should compute the full cost ceiling to avoid double-counting the expected future cash outflows associated with asset retirement costs. The provisions of this interpretation have been applied by the Company and adoption of SAB 106 has had no impact on the financial statements.

In March 2005, the staff of the SEC issued SAB 107. The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of Statement 123(R).

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

The Company is guarantor of certain obligations of Enterprises and its subsidiaries in the aggregate amount of $0.9 million at September 30, 2005. The obligations consist of vendor trade accounts, and real estate and equipment purchases. Management believes that there is sufficient underlying collateral value in the related assets to significantly reduce the potential loss, if any, to the Company.

NOTE 3 - EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the convertible promissory notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On a diluted basis, the number of shares outstanding for the three and nine month periods ended September 30, 2005, have been increased for 9,375,071 and 9,136,524 shares of Common Stock, respectively, determined under the "if converted" method, due to the outstanding convertible promissory notes during the respective periods. Under the treasury method of calculating additional shares outstanding, the Company's weighted average shares outstanding for the three and nine month periods ended September 30, 2005, would have been increased for 4,545,824 and 8,552,245 shares of Common Stock, respectively, if associated stock options and warrants would have had a dilutive effect. Due to the net losses reported by the Company for each period, the effect of including shares attributable to stock options and warrants would have been antidilutive. On a diluted basis, under the treasury method of calculating the additional shares outstanding, the Company's weighted average number of shares outstanding for the nine months ended September 30, 2004, have been increased for 5,556,688 shares of Common Stock as associated stock options have a dilutive effect on net income. The Company's weighted average number of shares outstanding for the three months ended September 30, 2004, would have increased for 5,243,294 shares of Common Stock if associated stock options would have had a dilutive effect; however, due to the net loss for the period the effect of the options is antidilutive. Additionally, the number of shares outstanding for the three and nine month periods ended September 30, 2004, have been increased for 5,942,935 and 2,837,956 shares of Common Stock, respectively, determined under the "if converted" method, due to the issuance of convertible promissory notes during the three-month period ended September 30, 2004.

NOTE 5 - SUBSEQUENT EVENTS

On August 8, 2005, the adjuster reviewing the Company's claim for reimbursement of control of well costs incurred in the drilling of the Galveston Block 297 well submitted his report to the insurance carrier. In November the Company received $3.2 million for the claim.

Effective October 1, 2005, the Company executed a Funding Agreement ("Agreement") with Domain Development Partners I, LP ("Domain"), providing for the development of idle wells in the Company's Brazos area. Under the terms of the Agreement, Domain would provide funding to pay for the Company's portion of costs to rework as many as fifteen idle wells in an attempt to restore the wells to production. Domain's only recourse for repayment of the funds expended is the revenue that results from such rework activities. Domain will receive 70% of Capco's revenue interest in the wells until such time that Domain has received reimbursement for 150% of its expended cost, at which time Domain's interest in Capco's revenue will decrease to 35%. Following recovery of 200% of its expended cost, Domain will cease to have an interest in the wells. In connection with this transaction Capco issued warrants to Domain to acquire, for a period of two years, up to five million shares of Common Stock at a price of $0.175 per share. Using the Black-Scholes method of valuation, the warrants were determined to have a fair value of $0.4 million, which cost has been included in the Company's full cost pool with a corresponding credit to paid in capital. As of December 31, 2005, rework activities had commenced on two wells at a cost of approximately $0.2 million. Domain had advanced funds in the amount of $0.2 million to pay such costs.

In October 2005, the parties achieved a restructuring of the indebtedness related to the business under contract for sale that provided for the removal of Capco's debt guarantee, although Capco is a party to an indemnification agreement that survived the settlement. Pursuant to the terms of the indemnification agreement, Capco's liability for the items covered by the indemnification is limited to $0.3 million. For its part in the restructuring Capco agreed to fund a total of $0.3 million to be applied to the outstanding indebtedness. Of this amount, $0.2 million was paid in December 2005, and $0.1 million was paid in January 2006. Capco also granted 1.9 million warrants to Hoactzin as consideration for its participation in the refinancing of the indebtedness. Using the Black Scholes pricing model, the warrants were determined to have a fair value of $0.3 million. This cost has been charged to operations by Capco, with a corresponding increase to paid in capital. The warrants are exercisable for a period of five years with an exercise price of $0.195 per share.

On November 30, 2005, Hoactzin closed on the acquisition of a producing oil property located in Orange County, Texas. The total acquisition cost of $2.8 million was funded by Hoactzin. The acquired property consists of approximately 550 acres and includes 130 previously-drilled wells, of which 20 were in current production. As operator of the property, Capco intends to begin a program to return idle wells to production. This expenditure resulted in a grant of 5,248,196 Warrants with a calculated fair value, using the Black Scholes pricing model, of $0.9 million. This amount has been accounted for as Cost of Financing under Management Agreement, with a corresponding increase to the Company's paid in capital account. The Warrants have an exercise price of $0.195, and expire five (5) years from date of issue.

As of December 31, 2005, Hoactzin had expended a total of $21.2 million under the Agreement. Interest earned on invested funds totaled $0.8 million, and distributions of net cash flow to Hoactzin amounted to $11.4 million, resulting in a remaining investment balance of $10.6 million. For the period from January 1, 2006, to June 16, 2006, Hoactzin made expenditures in the amount of $9.3 million, which included posted interest accruals of $0.2 million and received distributions in the total amount of $8.6 million. There remained $11.5 million to be recovered to achieve payout which would result in the activation of Capco's management fee equivalent to two-thirds of the venture's net cash flow.

On June 2, 2006, Capco executed a Purchase and Sale Agreement with Tana Exploration Company LLC in the amount of $83.0 million for the acquisition of oil and gas properties located in Federal waters in the Gulf of Mexico. An acquisition deposit in the amount of $8.3 million was provided by Hoactzin which increased their investment amount. Closing of the acquisition took place on August 31, 2006. The closing cost was funded by Union Bank of California, N.A., Hoactzin, third party industry partners, production revenue credits and the Company's major shareholders. The Company initially retained a 75% working interest in the acquired interests; however, the interest may reduce to 25% after giving effect to certain obligations including the Company's election to convert Hoactzin's participation to a working interest in the properties.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO SEPTEMBER 30, 2004

Capco's revenues from oil and gas sales were $0.5 million in 2005 compared to $1.0 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $33.98 in 2004 to $49.78 in 2005, resulting in an increase in total revenue of $0.5 million. A decrease in production volumes from 30,416 BOE in 2004 to 10,723 BOE in 2005 resulted in a decrease in total revenue of $1.0 million. This net decrease is due principally to the loss of revenue in the amount of $0.8 million attributable to properties located in Alabama, Louisiana, Michigan and Montana that were sold by the Company in the last quarter of year 2004. An increase in production volumes from the Brazos Field located in offshore Matagorda County, Texas resulted in an increase in revenue of $0.1 million in 2005. The increase in revenues from the Brazos Field was after reduction for the sale by the Company of a portion of its working interest in two producing wells that closed on May 4, 2005. Capco's revenues from gas gathering, marketing, processing and oil field services were $0.1 million in both 2005 and 2004.

Capco's cost of oil and gas production decreased from $0.4 million in 2004 to $0.3 million in 2005. Expenses attributable to the producing properties that were sold in the last quarter of year 2004 amounted to $0.2 million in 2004. Operating expenses on the Company's other producing properties increased $0.1 million in 2005 over the same period in 2004 due principally to the increase in production levels at the Company's Brazos Field and expenses attributable to the two oil producing properties located in Oklahoma that the Company acquired in the fourth quarter of year 2004. Production taxes decreased in 2005 due to lower oil and gas sales. Expenses attributable to gas gathering, marketing, processing and oil field services were $0.2 million in both 2005 and 2004.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

Depreciation, depletion and amortization expense was $0.3 million in 2005 and $0.1 million in 2004. This change is due, in part, to the decrease in proved reserves from 3.5 million BOE at January 1, 2004, to 0.9 million BOE at January 1, 2005, as a result of property dispositions and revisions to estimated recoverable reserves at the end of year 2004. In addition, the depletable basis of the Company's full cost pool increased from $15.4 million in 2004 to $21.3 million in 2005, due principally to the $6.9 million of expenditures attributable to the drilling of the Outer Continental Shelf ("OCS") Galveston Block 297 well.

General and administrative expenses increased from $0.4 million in 2004 to $0.5 million in 2005. Increases in general and administrative expenses were incurred in 2005 due to an increase in staffing in the Company's Houston office, and expenses attributable to the office maintained in Tulsa, Oklahoma that was opened in the fourth quarter of 2004.

Interest expense was $0.1 million in both 2005 and 2004.

Capco's production and revenue decreased significantly in year 2005 from the same period in 2004 due to the sale of non-operated properties in the last quarter of year 2004. However, the Company's available cash flow was not significantly affected by these dispositions as most of the net cash flow from the properties was utilized for debt service. At the time of sale, the significant property interests were burdened by debt in the amount of $3.1 million. It was estimated at that time that the debt would not be fully paid until mid-year 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO SEPTEMBER 30, 2004

Capco's revenues from oil and gas sales were $2.1 million in 2005 compared to $3.4 million in 2004. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $32.44 in 2004 to $40.32 in 2005, resulting in an increase in total revenue of $0.8 million. A decrease in production volumes from 104,519 BOE in 2004 to 50,843 BOE in 2005 resulted in a decrease in total revenue of $2.1 million. This net decrease is due principally to the loss of revenue in the amount of $2.3 million attributable to properties located in Alabama, Louisiana, Michigan and Montana that were sold by the Company in the last quarter of year 2004. An increase in production volumes from the Brazos Field located in offshore Matagorda County, Texas resulted in an increase in revenue of $0.7 million in 2005. The increase in revenues from the Brazos Field was after reduction for the sale by the Company of a portion of its working interest in two producing wells that closed on May 4, 2005. Capco's revenues from gas gathering, marketing, processing and oil field services, increased from $0.3 million in 2004 to $0.6 million in 2005.

Capco's cost of oil and gas production increased from $1.0 million in 2004 to $1.2 million in 2005. Expenses attributable to the producing properties that were sold in the last quarter of year 2004 amounted to $0.5 million in 2004. Operating expenses on the Company's other producing properties increased $0.7 million in 2005 over the same period in 2004 due principally to the increase in production levels at the Company's Brazos Field and expenses attributable to the two oil producing properties located in Oklahoma that the Company acquired in the fourth quarter of year 2004. Production taxes decreased in 2005 due to lower oil and gas sales. Expenses attributable to gas gathering, marketing, processing and oil field services increased from $0.6 million in 2004 to $0.7 million in 2005.

Net operating revenues from Capco's oil and gas production are very sensitive to changes in the price of oil; thus it is difficult for management to predict whether or not the Company will be profitable in the future.

Depreciation, depletion and amortization expense were $1.1 million in 2005 and $0.5 million in 2004. This change is due, in part, to the decrease in proved reserves from 3.5 million BOE at January 1, 2004, to 0.9 million BOE at January 1, 2005, as a result of property dispositions and revisions to estimated recoverable reserves at the end of year 2004. In addition, the depletable basis of the Company's full cost pool increased from $15.4 million in 2004 to $21.3 million in 2005, due principally to the $6.9 million of expenditures attributable to the drilling of the OCS Galveston Block 297 well.

General and administrative expenses increased from $0.9 million in 2004 to $1.6 million in 2005. Included in 2005 expenses is compensation expense of $0.4 million attributable to the Chief Executive Officer's employment. The expense includes a bonus in the amount of $0.1 million that was authorized in the current period. Additional increases in general and administrative expenses were incurred in 2005 due to an increase in staffing in the Company's Houston office, and expenses attributable to the office maintained in Tulsa, Oklahoma that was opened in the fourth quarter of 2004.

Interest expense was $0.3 million in both 2005 and 2004.

Capco's production and revenue decreased significantly in year 2005 from the same period in 2004 due to the sale of non-operated properties in the last quarter of year 2004. However, the Company's available cash flow was not significantly affected by these dispositions as most of the net cash flow from the properties was utilized for debt service. At the time of sale, the significant property interests were burdened by debt in the amount of $3.1 million. It was estimated at that time that the debt would not be fully paid until mid-year 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had a working capital deficit of $6.1 million. This negative working capital is due, in large part, to costs incurred with the drilling of the OCS Galveston Block 297 exploratory well. The loss from operations incurred in the current interim period also contributed to the negative working capital.

During the quarter ended September 30, 2005, the Company incurred net expenditures of approximately $0.7 million in its oil and gas acquisition, exploration and development activities. The Company incurred expenditures for development activities at its producing properties located in Creek County, Oklahoma and Galveston County, Texas, in the amounts of $0.2 million and $0.1 million, respectively. An additional $0.2 million was attributable to the drilling of the OCS Galveston Block 297 exploratory well. Total costs incurred by the Company for the drilling of this well as of September 30, 2005, net of proceeds from other participants, amounted to $6.9 million.

On August 8, 2005, the adjuster reviewing the Company's claim for reimbursement of control of well costs incurred in the drilling of the Galveston Block 297 well submitted his report to the insurance carrier. In November the Company received $3.2 million for the claim.

On May 4, 2005, the Company closed on an Agreement with Hoactzin Partners, L.P., ("Hoactzin") an oil and gas investment affiliate of New York based investment firm Dolphin Asset Management Corp. The Company, together with a wholly owned subsidiary, sold to Hoactzin its interests in High Island Block 196 which were acquired in February 2005, a portion of its interests in two producing wells and one idle well in the Brazos Field in Texas state waters, and a portion of its interest in the OCS Galveston Block 297 well on which drilling operations were in progress at that date. The purchase and sale also included working interests ranging from 14% to 100% in 11 producing wells situated on approximately 13,300 gross acres located in St. Bernard Parish, Louisiana, and Chandeleur Area, OCS Blocks 27, 29 and 30. The contract acquisition price of $20.0 million, plus a production payment of $1.0 million, was reduced to a closing cost of $12.1 million, after adjustment for net revenue credits for the period from the effective date to the closing date and for a cash deposit of $1.0 million paid by the Company. All of the funds required at closing were paid by Hoactzin, except for $0.1 million that was paid by the Company. The production payment is to be paid from 25% of the revenue produced by the acquired property interests once payout of the initial acquisition cost of $20.0 million has occurred.

Hoactzin had previously provided funding in the amount of $4.9 million for the acquisition of the High Island Block 196 property. Included in this amount was $2.0 million that was deposited with Capco's surety company as collateral for bonds that were posted with the Minerals Management Service. Hoactzin had also advanced $1.5 million for the pending acquisition from the Company of working interests in three wells in the Brazos Field and the well being drilling in the OCS Galveston Block 297. The total proceeds of $6.4 million were reported by the Company as a note payable for a portion of the year 2005 until Hoactzin received owner approval from the Minerals Management Service and the property interests were assigned to Hoactzin by the Company.

The Agreement is governed under the terms of a Management Agreement between the parties. Hoactzin owns title to the properties and retains all cash flow from the properties until their investment, including a return of 8% on the invested funds, is repaid ("Repayment Date"), at which time the Company will receive a management fee equal to 66.7% of the net cash flow from the properties. The Company has the option to purchase the property interests from Hoactzin at any time after the one-year anniversary of the Repayment Date, and Hoactzin has the option to sell its property interests to the Company at any time after the two-year anniversary of the Repayment Date. The option prices are based on formulas specified in the Management Agreement. As of September 30, 2005, Hoactzin had invested a total of $19.0 million under this Agreement. As of September 30, 2005, the investment amount had been reduced to $11.7 million due to distributions of net cash flow to Hoactzin.

Capco's management has also taken other measures to improve its operating income and satisfy its working capital requirements.

      1. In late July 2005, management conducted a review of all property operations and implemented steps to either reduce or eliminate spending that was considered non-essential to maintain current production. Operating expenses at the Brazos Field were reduced significantly by replacing full-time employees with part-time contract services, an action which also resulted in decreases in other related expenses. Similar steps were taken at the Company's onshore properties to improve the profitability from those operations.

      2. Capital programs designed to restore idle wells to production have been temporarily suspended, pending further review by Company personnel in conjunction with potential third party participants. Effective October 1, 2005, the Company executed a Funding Agreement ("Agreement") with Domain Development Partners I, LP ("Domain"), providing for the development of idle wells in the Company's Brazos area. Under the terms of the Agreement, Domain would provide funding to pay for the Company's portion of costs to rework as many as fifteen idle wells in an attempt to restore the wells to production. Domain's only recourse for repayment of the funds expended is the revenue that results from such rework activities. Domain will receive 70% of Capco's revenue interest in the wells until such time that Domain has received reimbursement for 150% of its expended cost, at which time Domain's interest in Capco's revenue will decrease to 35%. Following recovery of 200% of its expended cost, Domain will cease to have an interest in the wells.

      3. Capco's Board of Directors has approved raising approximately $1.5 million through the sale of convertible promissory notes. The funds raised would primarily be used for capital expenditures for the remainder of year 2005.

Net cash provided by operating activities totaled $3.1 million for the nine months ended September 30, 2005, compared to cash provided by operating activities of $1.3 million for the nine months ended September 30, 2004. In 2005, net loss, adjusted for reconciling items, resulted in a cash outflow of $1.2 million. Changes in assets and liabilities in 2005 resulted in a source of cash inflow in the amount of $4.3 million. In 2004, net income, adjusted for reconciling items, resulted in a source of cash inflow in the amount of $0.6 million. Changes in assets and liabilities resulted in a source of cash inflow in the amount of $0.7 million.

Net cash used in investing activities totaled $8.3 million for the nine months ended September 30, 2005, compared to cash used in investing activities of $1.8 million for the nine months ended September 30, 2004. Proceeds from the collection of notes receivable in the amount of $1.0 million was a source of cash inflow in 2005. In addition, the Company received proceeds of $0.5 million and $0.4 million from the sale of oil and gas interests and marketable securities, respectively. Expenditures for oil and gas property, including $6.9 million on the drilling of the OCS Galveston Block 297 well, amounted to $8.5 million, and an additional $0.4 million was expended for other asset additions. The Company received $0.8 million from sales of interests in investment in the Hoactzin Management Agreement. The Company invested $1.1 million related to its investment in the Agreement with Hoactzin to provide funding for property acquisitions. A total of $0.4 million was invested in marketable securities on a short-term basis and $0.5 million was deposited as cash collateral with the Company's surety company in connection with the issuance of various state and Federal bonds. Proceeds from the sale of marketable securities in the amount of $0.1 million were the principal cash source in 2004. Expenditures for oil and gas property and other assets totaled $1.8 million, due principally to the Company's capital program to enhance and improve the infrastructure and gas delivery capability of its offshore platforms in the Texas Gulf Coast. Payments to reduce amounts owed to related parties totaled $0.1 million in 2004.

Net cash provided by financing activities totaled $4.0 million for the nine months ended September 30, 2005, compared to $0.6 million for the nine months ended September 30, 2004. Private placements of the Company's Common Stock provided a cash source of $4.4 million in 2005. Payments on notes payable and long-term debt resulted in a cash outflow of $0.8 million in 2005. Proceeds from the issuance of convertible promissory notes and debt provided a cash source in the amount of $0.6 million in 2005 and $1.7 million in 2004. Payments on long-term debt resulted in a cash outflow of $1.0 million in 2004.

The Company has various loans which will require principal payments of $1.3 million during the twelve month period ending September 30, 2006. The payments are anticipated to be made from cash flow available from the operations of producing property, and from proceeds from the sale of assets and equity and/or debt fundings.

To the extent such cash flow is insufficient to make the debt payments and provide adequate working capital for the business of the Company, the Company may be required to reduce or curtail certain operations or seek other sources of capital. Capco has historically secured financing for its acquisition and development activities on a project-financing basis. Such financing has included the sale of portions of target acquisitions or drilling ventures to third parties, participation with co-venturers on financing arranged by the other party, private borrowings from individuals and private placements of the Company's Common Stock. Other than financing arrangements disclosed in this quarterly report, the Company does not have any agreements or arrangements providing for such financing and it may not be available on terms acceptable to the Company.

In addition to debt service requirements, Capco has several other obligations that affect the Company's available cash flow. The Company is obligated to pay operating lease costs of approximately $0.1 million in 2005 for land and facilities and has an obligation to a surety company to make monthly cash collateral deposits of $24,000 over a period of twenty-four months, beginning February 2005. Acquisitions of producing oil and gas properties that closed during the year ended December 31, 2004, include obligations to make development expenditures of $0.6 million during the year 2005 to earn the entire working interests stipulated in the purchase agreements. As of September 30, 2005, the Company had expended a total of $0.5 million against these obligations. The Company is obligated to pay over the twelve-month period beginning July 2005, a total of $0.8 million to investors in a producing property. Various purchase agreements require that funding obligations of $1.7 million and $0.3 million be paid from the net profits, if any, derived from the respective operations of the properties. Utilization of available cash flow to fund these requirements may affect Capco's ability to adequately fund other planned activities.

The Company disposed of its equity ownership in Enterprise and subsidiaries during the year 2003, but remained as guarantor of certain indebtedness incurred by those business interests prior to the date of sale by Capco. As of September 30, 2005, Capco was the guarantor of approximately $0.9 million of obligations for trade accounts, real estate and equipment purchases and leases owed by Enterprise. The obligations are being serviced by Enterprise, and Capco believes that there is sufficient underlying collateral value in the related assets to significantly reduce the exposure of loss to the Company. Capco is also the guarantor of indebtedness issued to one lender by Graves, a former subsidiary of Enterprise, in the original amount of $3.9 million. Graves is owned by Capco's Chief Executive Officer. In December 2004, a Pay-Off Agreement ("Agreement") was negotiated with the lender, which provided for the following: the outstanding amount of debt owed was reduced from $3.9 million to $2.7 million by application of proceeds from properties sold and a discount given by the lender, scheduled monthly payments were to be made for the period February 15, 2005, to June 15, 2005, with the balance owing at June 30, 2005, $2.6 million, to be paid at that date ("Date of Closing"). Alternatively, by making a payment of $1.0 million on or before May 31, 2005, the Date of Closing would be extended for a period of ninety (90) days. The $1.0 million payment was not made on or before May 31, 2005, and accordingly, the Date of Closing was not extended. As a further condition of the Agreement, Graves deposited into an escrow account ten million shares of the Company's Common Stock. In the event that debt payments are not made in accordance with the terms of the Agreement, the lender has the right to proceed to collect the unpaid indebtedness based on the original amount owed and has the right to liquidate the Common Stock in escrow in addition to seeking other remedies available to it to collect the outstanding balance. In March
2005, proceeds in the amount of $95,000 from the sale of a property were utilized as an additional principal payment to the lender.

In October 2005, the parties achieved a restructuring of the indebtedness related to the business under contract for sale that provided for the removal of Capco's debt guarantee, although Capco is a party to an indemnification agreement that survived the settlement. Pursuant to the terms of the indemnification agreement, Capco's liability for the items covered by the indemnification is limited to $0.3 million. For its part in the restructuring Capco agreed to fund a total of $0.3 million to be applied to the outstanding indebtedness. Of this amount, $0.2 million was paid in December 2005, and $0.1 million was paid in January 2006. Capco also granted 1.9 million warrants to Hoactzin as consideration for its participation in the refinancing of the indebtedness. Using the Black Scholes pricing model, the warrants were determined to have a fair value of $0.3 million. This cost has been charged to operations by Capco, with a corresponding increase to paid in capital. The warrants are exercisable for a period of five years with an exercise price of $0.195 per share.

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

Item 3: CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive officer, chief financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of September 30, 2005, the Company's management, with the participation of its chief executive officer, chief financial officer and chief accounting officer, concluded that the Company's disclosure controls and procedures were not effective. The Company's conclusion that its disclosure controls and procedures were not effective is primarily due to the Company not having filed its quarterly and annual reports on a timely basis since the first quarter of 2005. Additionally, as part of the Company's annual audit of the 2005 financial statements, Malone & Bailey, PC identified adjustments relating to the Company's accounting for the issuance of warrants. These adjustments have been recorded in the Company's Quarterly Report on Form 10-QSB as of September 30, 2005.

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

31.1  Certification of Chief Executive Officer

31.2  Certification of Chief Financial Officer

32.1  Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.  section
      1350

32.2  Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.  section
      1350

(b)   Reports on Form 8-K

Current Report on Form 8-K dated August 15, 2005,  which  reported  events under
Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 9.01, Financial Statements and Exhibits

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPCO ENERGY, INC.


Dated: March 14, 2007                   By: /s/ Ilyas Chaudhary
                                            -------------------
                                        Ilyas Chaudhary, Chief Executive Officer